Form 10KSB
period 1997-12-31
PAWNMART INC
filed 1998-05-14
CIK 1048142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the fiscal year ended January 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                           Commission File No. 1-13919

                                 PawnMart, Inc.
                 (Name of small business issuer in its charter)

                                DELAWARE                                                       75-2520896
     (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

           301 COMMERCE STREET, SUITE 3600, FORT WORTH, TEXAS                                    76102
                (Address of principal executive offices)                                       (Zip Code)

                    Issuer's telephone number: (817) 335-7296

           Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                                  Name of each exchange on which registered
                    -------------------                                  -----------------------------------------
          Common Stock, Par Value $.01 Per Share                      Nasdaq SmallCap Market and Boston Stock Exchange
     Series A Redeemable Common Stock Purchase Warrants               Nasdaq SmallCap Market and Boston Stock Exchange
     Series B Redeemable Common Stock Purchase Warrants               Nasdaq SmallCap Market and Boston Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $10,178,108.

The aggregate market value of voting stock held by non-affiliates as of May 1, 1998 was approximately $28,317,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of May 1, 1998 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of May 1, 1998 was 1,380,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of May 1, 1998 was 1,380,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement relating to the Annual Meeting of Stockholders for the fiscal year ended January 31, 1998, are incorporated by reference in Part III of this Form 10-KSB.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                 PawnMart, Inc.
                            Form 10-KSB Annual Report
                   for the Fiscal Year Ended January 31, 1998


                                Table of Contents



PART I

Item 1.         Description of Business................................................................    1

Item 2.         Description of Property................................................................    7

Item 3.         Legal Proceedings......................................................................    8

Item 4.         Submission of Matters to a Vote of Security Holders....................................    8

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters...............................    9

Item 6.         Management's Discussion and Analysis or Plan of Operation..............................   10

Item 7.         Consolidated Financial Statements......................................................   19

Item 8.         Changes In and Disagreements With Accountants on Accounting and Financial
                Disclosure.............................................................................   41

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                16(a) of the Exchange Act..............................................................   41

Item 10.        Executive Compensation.................................................................   41

Item 11.        Security Ownership of Beneficial Owners and Management.................................   41

Item 12.        Certain Relationships and Related Transactions.........................................   41

Item 13.        Exhibits and Reports on Form 8-K.......................................................   41

Signatures      .......................................................................................   43

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

       Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors, include, but are not limited to, those set forth herein under the caption "Item
6. Management's Discussion and Analysis or Plan of Operation - Factors That Could Affect Future Performance" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

       PawnMart, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name "Pawnco, Inc." On June 14, 1994, the Company changed its name to PCI Capital Corporation and conducted business under the trade name "PAWNMART(SM)." On October 21, 1997, the Company changed its name to "PawnMart, Inc." As of April 30, 1998, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated nineteen stores located in Texas, Georgia, Alabama, and North Carolina. The Company's principal office is located at 301 Commerce Street, Suite 3600, Fort Worth, Texas 76102 and its telephone number is (817) 335-7296.

       The Company is a financial services and specialty retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

COMPLETION OF INITIAL PUBLIC OFFERING AND FINANCIAL RESTRUCTURING

       On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of its common stock, $.01 par value per share ("Common Stock") at a price of $5.00 per share, 1,380,000 Series A Redeemable Common Stock Purchase Warrants at a price of $0.125 per warrant ("Series A Warrants"), and 1,380,000 Series B Redeemable Common Stock Purchase Warrants at a price of $0.0625 per warrant ("Series B Warrants") (collectively, the "Securities") and, on April 17, 1998, the Company sold an additional 165,000 shares of its Common Stock pursuant to the underwriters' over-allotment option resulting in total net proceeds to the Company of approximately $5,704,000.

       In connection with the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% Convertible Subordinated Debentures were automatically converted into 2,380,000 shares of Common Stock (the "Debenture Conversion") and the Company's $.50 Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and 12% Series D Convertible Exchangeable Preferred Stock were automatically converted into an aggregate of 1,482,766 shares of Common Stock (the "Preferred Conversion"). Additionally, the Company utilized $2,489,000 of the net offering proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $190,000 in notes payable to the Company's Chief Executive Officer.

       In connection with the Debenture Conversion, the Preferred Conversion, and the repayment of $2,489,000 in notes payable, the Company's annual cash interest requirements decreased by approximately $1,697,000 and the Company's annual cash dividend requirements decreased by approximately $130,000.

       The following table presents selected balance sheet data on (i) an actual basis as of January 31, 1998 and (ii) on a pro forma basis as of January 31, 1998 to reflect the sale of the Securities, the application of the net proceeds therefrom of approximately $5,704,000, the Debenture Conversion, net of issuance costs totaling $474,341 and $494,545 in unamortized debt discount, the Preferred Conversion, and the repayment of $2,489,000 in notes payable of which $1,737,000 was current at January 31, 1998.

                                                           Actual at             Pro Forma at
                                                        January 31, 1998       January 31, 1998
                                                        ----------------       ----------------
             Loans                                      $     2,420,553               2,420,553
             Inventories, net                                 1,943,960               1,943,960
             Working capital                                  1,757,572               6,709,572
             Total assets                                     6,677,018               9,417,677
             Long-term notes payable, net of
                  current installments                        9,777,455                      --
             Stockholders' equity (deficit)                  (6,221,578)              8,033,536

INDUSTRY

       The pawnshop industry is a multi-billion dollar, rapidly growing industry with an increasing number of states adopting favorable pawnshop regulations. States with favorable pawn regulations include, but are not limited to, Alabama, Florida, Georgia, Indiana, Kentucky, Illinois, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas. The industry is highly fragmented, with approximately 95% of the approximately 13,000 stores in the United States owned by "mom and pop" operators and approximately 5% owned by five public companies. The Company believes that pawnshops generally perform well during recessions and all other economic cycles due to (i) the need for loans, by non-banking individuals, remaining stable during such economic cycles and (ii) pawnshops serving as a value-priced retailer regardless of economic conditions.

       Pawnshops provide short-term secured loans. Most pawn loans are for less than $500. Industry sources believe that banks could not recover the administrative costs of these small loans without substantial increases in rates and charges. In addition, many pawn loans are to people who would not qualify as "credit worthy" at a bank. An estimated 20-40 million people occasionally have short-term needs, such as for utility bills and medical expenses. For these people, pawnshops supply cash conveniently and quickly.

       During the fiscal year ended January 31, 1998, the Company developed a targeted database marketing segmentation system and has utilized such information to begin direct mailing campaigns which target specific customer profiles. During the fiscal year ended January 31, 1998, the Company incurred approximately $25,000 in research and development costs to implement the targeted database marketing segmentation system. The Company did not incur any research and development costs during the fiscal year ended January 26, 1997.

BUSINESS STRATEGY

       The Company has developed extensive demographical information that identifies both its borrowing and retail customers. Based on its research, the Company has observed somewhat different demographics for its customers from those generally published for the pawnshop industry in general. This data indicates that the Company's customers have a median household income in the $45,000 to $55,000 range, more than 50% are female and approximately half are married with children. In this regard, the Company's strategic market positioning targets these customer groups for both pawn and retail transactions with specialty retail concepts such as "PAWNMART(SM) - An Estate Sale Everyday(SM)." To attract these customers, all PAWNMART(SM) stores are attractive, clean, well-lit and often located close to national discount stores, with merchandise displayed in an organized and easy-to-shop manner similar to national discount stores. Because the Company believes that most existing pawnshops are situated in locations that do not satisfy the Company's customer demographics, the Company has opened new stores rather than acquire smaller "mom and pop" stores.

       The Company's strategic objective is to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry through a roll-out of new PAWNMART(SM) stores. To achieve its strategic objectives, the Company has adopted the following strategy:

       o Develop New - Rather Than Acquire - Stores That Meet Site Selection, Store Size and Configuration Requirements in Selected Markets. The Company believes that by opening new stores - rather than acquiring smaller "mom and pop" stores - it will enjoy substantial long-term strategic benefits. First, the Company believes that ideal site selection is one of the most critical factors in creating a successful PAWNMART(SM) store. In this regard, the Company has developed extensive customer demographics that identify both its borrowing and retail customers. The Company believes that most existing pawnshops are situated in less than ideal locations. The Company, therefore, believes that by opening new stores only in locations meeting its demographic and site selection requirements, it will be well situated to compete effectively in the highly fragmented pawnshop industry. Second, the Company believes that the "look and feel" of its stores is an important factor in establishing a successful specialty retail store and that most existing pawnshops do not meet, and cannot cost-effectively be modified to meet, the Company's store size and configuration requirements. By opening new stores only in accordance with its specifications, the Company can ensure that each PAWNMART(SM) has a similar "look and feel." During the next fiscal year, the Company anticipates opening between 12 and 15 stores.

       o Market Positioning Strategy. The Company's strategy is to operate attractive stores that are clean, well-lit and conveniently located, with merchandise displayed in an organized and easy-to-shop manner, similar to national discount stores. The Company's store design and layout specifically target both its borrowing and retail customers.

       o Utilize Targeted Database Marketing. The Company has developed a targeted database marketing segmentation system that identifies the customers for both pawn and product sales from proprietary data collected at the store level. Given this customer information, the Company has developed a marketing strategy that seeks to leverage its understanding of customer demographics, motivations and purchasing behavior. This demographic data will include utilizing direct marketing for customer acquisition, retention and promotions, and for store site selection.

       o Expand in Metropolitan Areas in States With Favorable Pawn Regulations. The Company's roll-out strategy is to generate operating efficiencies by first expanding in the metropolitan areas of Atlanta, Georgia, Mobile, Alabama and Charlotte, North Carolina, and thereafter, in metropolitan areas in states with favorable pawn regulations.

       o Franchise Operations in Smaller Markets. The Company intends to sell PAWNMART(SM) franchises in secondary markets. The Company's franchise strategy is designed to allow future franchisees to benefit from the Company's targeted database marketing segmentation system, PAWNLINK(TM) computer software and information system, as well as the Company's standardized operating procedures.

       o Utilize Information Technology. The Company has developed PAWNLINK(TM), a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK(TM) is a user friendly, menu driven software package that operates in a Windows 95 (TM) environment. PAWNLINK(TM) interfaces with the Company's centralized database, assists in determining the maximum amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

       o Operational Excellence. The Company believes that its success will be substantially dependent on its ability to achieve excellence in operating its stores. In this regard, the Company intends to capitalize upon the operational expertise of its experienced specialty retail management team and board of directors, employ specialty retailers as store management personnel, utilize extensive training programs for employees and maintain effective extensive operating controls.

LENDING OPERATIONS

       The Company is a financial services and specialty retail enterprise principally engaged in developing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. PAWNLINK (TM) interfaces with the Company's centralized database, and assists in determining the maximum amount of funds to advance on any particular pawn item. The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. Pawn service charges contributed to 28.1% and 29.0% of the Company's total revenues during the fiscal years ended January 31, 1998 and January 26, 1997, respectively.

       The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period, except for automobile title loans, where a shorter redemption period applies under state regulations. The term of the transaction may continue if the loan is extended prior to the end of the redemption period. Extensions are for one month with an additional redemption period. In the event the borrower does not repay or extend the loan by the end of the redemption period, the unredeemed collateral is forfeited to the Company and becomes merchandise available for sale.

       The recovery of the amount advanced, as well as realization of a profit on the sale of merchandise, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced. For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold and silver prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. However, historically, the Company has experienced profits from the sale of such merchandise.

RETAIL SALES OPERATIONS

       The Company retails pre-owned products acquired either when a loan is not repaid or from individual customers or other sources. Merchandise sales contributed to 70.9% and 69.9% of the Company's total revenues during the fiscal years ended January 31, 1998 and January 26, 1997, respectively. During the fiscal year ended January 31, 1998, $5,164,770 of products were added to inventory, of which $4,565,183 was from loans not repaid and $599,587 was otherwise purchased.

       The Company provides its customers with a 30-day guarantee on pre-owned products, providing the customer with an exchange or cash refund. The Company believes that most pawnshops do not offer this type of guarantee. The Company provides a layaway plan, with a maximum holding period of 90 days, whereby the customer agrees to purchase an item by making an initial cash deposit representing at least 20% of the sales price and making additional, non-interest bearing payments of the balance of the sales price in accordance with a specified schedule. The Company then holds the item until the sales price is paid in full. Should the customer fail to make a required payment, the item becomes inventory available for sale and previous payments are forfeited to the Company.

       The Company provides an allowance for inventory valuation of its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise. At January 31, 1998, total merchandise held for resale was $1,943,960 after reduction for a valuation allowance of $159,815.

FRANCHISING

       The Company's business strategy is to continue expanding its pawnshop business within new geographic markets through its franchising operation. The Company is prepared to begin offering single store and multi-store franchises throughout the United States. Although the Company is currently legally permitted to offer and sell its franchises in over 40 states, no franchise has been sold as of April 30, 1998. The Company's franchises will generally be offered directly by the Company.

OPERATIONS

       Retail Store Management. Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a District Manager who will typically supervise up to seven stores. At April 30, 1998, the Company has established three operating districts, each of which is managed by a District Manager.

       Trade Name. The Company operates its stores under the trade name "PAWNMART(SM)." The Company has filed applications to register the "PAWNMART
(SM)" marks and descriptive logos and phrases with the United States Patent and Trademark Office. However, such trademark protection has not been granted as of the date of this filing.

       Personnel. As of April 30, 1998, the Company has a total of 119 employees (of which 15 were in executive, administrative, clerical and accounting functions), 64 of whom were salaried and 55 of whom were hourly employees. The Company has an established training program that provides a combination of classroom instruction and on-the-job loan and specialty retail training. None of the Company's employees are represented by a union. Furthermore, no work stoppages have occurred at any of the Company's stores.

COMPETITION

       The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many competitors have greater financial resources than the Company, including Cash America International, Inc. and EZCORP, Inc. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

       The Company's stores are positioned similarly to national discount stores. They are attractive, clean, well-lit and conveniently located. Merchandise is displayed in an organized, easy-to-shop manner and the Company's stores do not retail handguns or assault rifles. The Company believes that this positioning provides a more comfortable and desirable shopping experience with better customer demographics.

OPERATING CONTROLS

       The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real time computer network system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company's locations every 45 to 60 days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company's policies and procedures are consistently followed. Management believes that the current operating and financial controls and computer systems are adequate for its current operating base and for anticipated expansion in the near term.

REGULATION

       The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the four states in which it operates. Set forth below is a summary of the state pawnshop regulations in those states of the Company's present operating locations.

       Georgia Pawnshop Regulations. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless the pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each thirty-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent thirty-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

       Alabama Pawnshop Regulations. The Alabama Pawnshop Act regulates the licensing, operation and reporting requirements of pawnshops in that state. The general fitness of pawnshop applicants is investigated by the Supervisor of the Bureau of Loans of the State Department of Banking ("the Supervisor"). The Supervisor also issues pawnshop licenses. The Alabama Pawnshop Act requires that certain bookkeeping records be maintained and made available to the Supervisor and to local law enforcement authorities and that motor vehicles are retained on the premises for at least 21 days prior to sale by the pawnshop. The Alabama Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually.

       North Carolina Pawnshop Regulations. In North Carolina, the Pawnbrokers Modernization Act of 1989 regulates the licensing, reporting and financial responsibility of pawnbrokers. Appropriate city and county governments must be petitioned in order to acquire a license. Once licensed, a pawnbroker must keep consecutively numbered records of each and every pawn transaction. No pawnbroker may receive an effective rate of interest in excess of 2% per month, except that the pawnbroker may charge additional fees up to 20% per month for services such as title investigation, insurance, reporting fees, etc., so long as certain total dollar limits are not exceeded. Mobile homes, recreational vehicles, or motor vehicles other than a motorcycle may not be pledged.

       Texas Pawnshop Regulations. Pursuant to the terms of the Texas Pawnshop Act, the Texas Consumer Credit Commissioner has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas. The Company is required to furnish the Texas Consumer Credit Commissioner with copies of information, documents and reports which are required to be filed by it with the Securities and Exchange Commission.

       The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts ranging from one percent per month to 20% per month.

       As part of the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For an application for a new license in a county with a population of 250,000 or more, the Consumer Credit Commissioner must find not only that the applicant meets the other requirements for a license, but also that (i) there is a public need for the proposed pawnshop and (ii) the volume of business in the community in which the pawnshop will conduct business indicates a profitable operation is probable.

       Other Regulatory Matters, Etc. With respect to firearm sales, each of the stores must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check in connection with the disposition of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, which require each store dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

       In addition to the state statutes and regulations described above, many of the Company's stores are subject to municipal ordinances, which may require, for example, local licenses or permits and specified record-keeping procedures, among other things. Each of the Company's stores, voluntarily or pursuant to municipal ordinance, provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

       A copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods which are either purchased or held to secure pawn loans and which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this sort, and the claims experienced have not had a material adverse effect on the Company's consolidated results of operations.

       Casualty insurance, including burglary coverage, is maintained for each of the Company's stores, and fidelity bond coverage is maintained on each of the Company's employees.

       Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

ITEM 2.       DESCRIPTION OF PROPERTY

       The Company's corporate offices are leased under a five year lease expiring in May 1999. At January 31, 1998, the Company operated 19 leased store locations with monthly rental payments ranging from $2,000 to $6,250 per location and having initial lease terms expiring from January 1999 through May 2002. All of the Company's leased locations, other than one, include renewal options. The size of the leased store locations range from approximately 4,000 to 12,000 square feet. With the exception of the location in Weatherford, Texas, the Company leases all of these properties from unaffiliated third parties. See "Item 12. Certain Relationships and Related Transactions." The following table sets forth the geographic markets served by the Company and the number of stores in each market as of January 31, 1998.

                                                           Number of Stores
                                                           ----------------
          Georgia:
               Atlanta Metropolitan Area..............            9
               Rome...................................            1
               Calhoun................................            1
                                                              -----
                   Total Georgia......................           11
                                                              -----

          Alabama:
               Mobile.................................            4
               Dothan.................................            1
                                                              -----
                   Total Alabama......................            5
                                                              -----

          North Carolina:
               Charlotte..............................            2
                                                              -----
                   Total North Carolina...............            2
                                                              -----

          Texas:
               Weatherford............................            1
                                                              -----
                   Total Texas........................            1
                                                              -----

                   Total..............................           19
                                                              =====

       The Company considers is equipment, furniture and fixtures and leased buildings to be in good condition. The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes.

ITEM 3.       LEGAL PROCEEDINGS

       The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On January 23, 1998, a special meeting of the Company's stockholders was held for the purpose of considering and acting upon (i) an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a 1-for-1.5163715 reverse stock split of the Company's issued and outstanding shares of Common Stock on a basis of one (1) new share for each 1.5163715 shares outstanding and (ii) an amendment to the Company's Amended and Restated Certificate of Incorporation changing the automatic conversion price of the Company's $.50 Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and 12% Series D Convertible Exchangeable Preferred Stock to be the lower of the conversion price in effect upon completion of an initial public offering or 80 percent of the price to the public of the Common Stock in an initial public offering. Both proposals were approved at the special meeting with 4,787,377 votes cast in favor of such amendments, no votes cast against such amendments, and no votes abstaining from voting on such amendments.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On March 17, 1998, the Company's Common Stock, Series A Warrants and Series B Warrants began trading on the Nasdaq SmallCap Market ("NASDAQ") under the symbols of "PMRT", "PMRTW" and "PMRTZ", respectively, and on the Boston Stock Exchange under the symbols of "PMT", "PMTA" and "PMTB", respectively. On May 1, 1998, the closing bid price for the Company's Common Stock, Series A Warrants and Series B Warrants as reported by NASDAQ was $4.25, $0.625 and $0.3125, respectively.

       As of May 8, 1998, the Company had approximately 1,200 stockholders of record. To date, the Company has not declared or paid any cash dividends on its Common Stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's consolidated financial position, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

       During the fiscal year ending January 31, 1998, the Company has sold the securities listed below pursuant to exemptions under the Securities Act.

       1. From December 1996 through June 1997, the Company made a private placement offering to accredited investors for up to $2,655,000 in principal amount of 14% unsecured Convertible Subordinated Debentures due January 31, 2001 ("2001 Debentures"). The total underwriting commissions associated with the 2001 Debentures were $232,500. As of January 31, 1998, the Company has sold $2,655,000 in 2001 Debentures. In connection with the 2001 Debentures, the Company has issued 50,915 Common Stock purchase warrants to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002. The sale of securities were made in reliance upon Section 4(2) of the Securities Act, and Rule 506 pursuant to Regulation D, promulgated thereunder, as an offering only to accredited investors.

       2. In June 1997, the Company's Board of Directors authorized the issuance of up to 500,000 shares of Series C Convertible Preferred Stock ("Series C") with a par value of $.01 per share to be issued to employees in connection with the Company's employee stock purchase plan. The employee stock purchase plan allowed employees to purchase, through payroll deductions and Company matches approved by the Board of Directors, shares of Series C at a price of $2.50 per share. On June 23, 1997, the Company issued 26,592 Series C shares and, on September 10, 1997, the Company issued 250 Series C shares with total proceeds received by the Company from both issuances of $47,932. The sale of securities were made in reliance upon Rule 701 which provides for an exemption for offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation.

       3. In July 1997, the Company's Board of Directors authorized the issuance of up to 1,000,000 shares of 12% Series D Convertible Exchangeable Preferred Stock ("Series D") with a par value of $.01 per share to be issued to accredited investors. From July 10, 1997 to October 26, 1997, the Company issued 542,500 Series D shares with total proceeds received by the Company of $1,085,000. The sale of securities were made in reliance upon Section 4(2) of the Securities Act, and Rule 506 pursuant to Regulation D, promulgated thereunder, as an offering only to accredited investors.

       4. From January 27, 1997 through October 26, 1997, the Company issued 104,602 shares of Common Stock of which 54,408 shares were issued to certain directors in exchange for Board of Director services, 36,181 shares were issued to certain employees in exchange for employment services, pay reductions and performance awards, 10,716 were issued to certain attorneys and consultants in exchange for legal and consulting services, and 3,297 shares were issued to National Audio Electronics, Inc. in exchange for merchandise. On May 8, 1997, the Company issued 824 shares of Common Stock to an employee for $3.03 per share. The sale of securities were made in reliance upon Rule 701 which provides for an exemption for offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation.

       5. From January 1997 to July 1997, the Company issued $474,000 in 15% notes payable, to mature on December 31, 2000, to 11 non-accredited investors and a class of accredited investors. The sale of securities were made in reliance upon Section 4(2) of the Securities Act which provides exemptions for transactions not involving any public offering to investors believed by the Company to be sophisticated business-persons and investors.

       The sale of securities above were made in reliance upon Rule 701 which provides for exemption for offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation and Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering to investors believed by the Company to be sophisticated business-persons and investors, and Regulation D, promulgated thereunder, as an offering only to accredited investors. The purchasers of securities described above acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act, or an exemption from such registration requirements.

       The Company's $.50 Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, 12% Series D Convertible Exchangeable Preferred Stock, 14% Convertible Subordinated Debentures Due June 30, 1999, 14% Convertible Subordinated Debentures Due June 30, 2000, and 14% Convertible Subordinated Debentures Due January 31, 2001 are convertible into Common Stock upon the occurrence of certain events. See the notes to the consolidated financial statements included in "Item 7. Consolidated Financial Statements" for further information relating to these conversion features.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors, include, but are not limited to, those set forth below under the caption "Factors That Could Affect Future Performance" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "Item 1. Description of Business - Forward-Looking Statements."

       In addition, the following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data appearing elsewhere in this Annual Report.

OVERVIEW

       Since its inception in January 1994, the Company's store growth has been funded primarily through debt and equity issuances. With the net proceeds from such issuances, the Company opened seven, ten and two stores during the fiscal years ended January 29, 1995, January 28, 1996 and January 26, 1997, respectively. Additionally, the Company has invested in the management and financial controls necessary to support rapid growth. This growth strategy and the investment in management and financial controls have substantially increased interest expense and general and administrative expenses as a percentage of total revenue. Other factors which have impacted or are expected to impact the Company's results of operations and cash flows include the maturation of newly established stores and the initial capital expenditures and costs associated with new stores. Management of the Company believes that material fluctuations in the results of operations from lending activities and product sales due to seasonality will not occur.

       The completion of the Company's initial public offering during March 1998 (see "Item 1. Description of Business - Completion of Initial Public Offering and Financial Restructuring") resulted in a significant financial restructuring of the Company's capital structure which dramatically improved the Company's consolidated balance sheet and virtually eliminated the Company's interest and dividend requirements.

Maturation of Newly Established Stores

       The Company's newer stores typically experience lower profitability and operating cash flows than its more mature stores. The Company's newly established stores experience substantially higher levels of profitability after reaching two years of age. As of January 31, 1998, two of the Company's 19 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced by the Company in its other stores.

       The Company's historical operating results have also indicated improvements in same store (stores open 12 months or more) total revenues and store contribution (defined as total store revenues less direct operating expenses, which exclude general and administrative expenses, interest expense, and depreciation and amortization expense). The Company experienced increases in total revenues and total store contribution of 24% and 30%, respectively, during the fiscal year ended January 31, 1998 based on a same store comparison of stores which have been open for at least two years (17 stores). There can be no assurance that future same store total revenues and total store contribution will not vary from historical amounts.

Initial Capital Expenditures and Costs

       A key element of the Company's strategy has been to establish (rather than acquire) PAWNMART(SM) stores meeting the Company's required store size, configuration, and site selection requirements, in regional and local markets. Management believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned.

       After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from existing stores, and external purchases of pre-owned merchandise. The Company projects the initial capital expenditures and costs associated with opening a new PAWNMART(SM) store to total approximately $225,000.

       In addition, the Company projects incurring aggregate start-up losses of approximately $13,000 during the first four months of new store operations. Because of these start-up losses and expenditures necessary to support its anticipated growth, the Company may incur losses during its high-growth phase. There can be no assurance that future initial capital expenditures and costs and start-up losses with new store operations will not vary from historical amounts. The Company does not capitalize start-up losses and does not recognize pawn service charges on defaulted loans.

       Selected elements of the Company's consolidated financial statements are shown below for the last two years as a percentage of total revenues and as a percentage change from year to year.

                                                     % of Total Revenues
                                                     Years Ended January,
                                               -------------------------------
                                                  1998                 1997               % Increase
                                               ----------           -----------         --------------
Pawn Service Charges.........................      28.1 %                29.0 %               24.9%
Merchandise Sales............................      70.9                  69.9                 30.6
Other Income.................................       1.0                   1.1                 12.5
                                                -------               -------               ------
Total Revenues...............................     100.0                 100.0                 28.8
Cost of Sales................................      51.0                  47.3                 38.8
                                                -------               -------               ------
Gross Profit.................................      49.0                  52.7                 19.8
Operating Expenses...........................      39.7                  46.2                 10.6
                                                -------               -------               ------
Store Contribution...........................       9.3                   6.5                 84.8
Administrative Expenses......................      20.8                  21.7                 23.6
Interest.....................................      36.9                  17.2                176.4
Depreciation and Amortization................       5.0                   6.3                  1.8
                                                -------               -------               ------
Net Loss.....................................     (53.4)%               (38.7)%               77.9%
                                                =======               =======               ======

       Effective January 2, 1998, the Company changed its year end to a fiscal year end which ends on the Saturday closest to January 31. Accordingly, the fiscal year ended January 31, 1998 contains 53 weeks and the fiscal year ended January 26, 1997 contains 52 weeks. The following discussion and analysis should consider the above and should be read in conjunction with the consolidated financial statements and the notes thereto included in "Item 7.
Consolidated Financial Statements."

RESULTS OF OPERATIONS

Year Ended January 31, 1998 Compared to Year Ended January 26, 1997

       Total revenues increased 28.8% to $10,178,108 for the fiscal year ended January 31, 1998 ("Fiscal 1997") as compared to $7,903,402 for the fiscal year ended January 26, 1997 ("Fiscal 1996"). $1,811,554 of this increase was due to a 24.1% increase in comparative store revenue for stores opened 12 months or more ("Comparative Stores") and $463,152 from two stores opened during Fiscal 1996. Comparative Store revenue gains were primarily attributable to store maturation, increased store traffic and marketing programs. The overall increase is primarily attributable to a 30.6% increase in product sales and a 24.9% increase in pawn service charges.

       Merchandise sales increased 30.6% to $7,215,235 during Fiscal 1997 from $5,522,731 during Fiscal 1996. $1,369,106 of this increase was due to a 26.1% increase in sales gains for Comparative Stores and $323,398 from two stores opened during Fiscal 1996.

       Pawn service charges increased 24.9% to $2,862,127 during Fiscal 1997 from $2,291,104 during Fiscal 1996 primarily due to pawn loans increasing 8.7% from $2,227,565 at January 26, 1997 to $2,420,553 at January 31, 1998. $432,698
of this increase was due to a 19.7% increase in pawn service charge gains for Comparative Stores and $138,325 from two stores opened during Fiscal 1996. The Company expects that, during the first four years of operation, a store should experience significant increases in loan activity resulting in a higher percentage of loans being renewed, causing pawn service charges to increase as a percentage of loans outstanding.

       Gross profit as a percentage of total revenues declined 3.7% from 52.7% during Fiscal 1996 to 49.0% during Fiscal 1997 primarily due to a conscious effort by the Company to turn older inventory, an uninsured theft at one of the Company's locations during February 1997 and allowances provided for shrinkage and valuation based on management's evaluation of inventories on hand. The Company's annualized inventory turnover rate was 2.6 times during Fiscal 1997 compared to 2.2 times during Fiscal 1996 primarily due to increased store traffic, marketing programs and a conscious effort by the Company to turn older inventory. Management expects to continue a positive trend in inventory turns as the Company continues to implement its specialty retail strategies. The Company currently maintains theft insurance at all locations.

       Operating expenses increased 10.6% to $4,040,436 during Fiscal 1997 from $3,651,647 during Fiscal 1996 primarily due to increased labor at Comparative Stores to support increased store activity and the addition of two new stores during Fiscal 1996. Operating expenses as a percent of total revenues decreased to 39.7% during Fiscal 1997 from 46.2% during Fiscal 1996 primarily resulting from significant increases in comparable store sales and pawn service charges discussed above.

       Interest expense increased 176.4% to $3,760,525 during Fiscal 1997 from $1,360,511 during Fiscal 1996 primarily due to $1,885,455 in additional non-cash interest expense recognized in the fourth quarter of Fiscal 1997 resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's Convertible Subordinated Debentures and increases in the aggregate outstanding principal amount of Convertible Subordinated Debentures. See note 6 to the consolidated financial statements included in "Item 7. Consolidated Financial Statements" for further discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's Convertible Subordinated Debentures.

       Administrative expenses increased 23.6% to $2,117,492 during Fiscal 1997 from $1,712,568 during Fiscal 1996 primarily due to (i) increased salaries associated with the hiring of additional executive management, (ii) increased expenses associated with development of marketing programs, (iii) increased expenses associated with the Company's comprehensive insurance package, (iv) and increased professional fees associated with human resource development, the preparation of the Company's franchise offering circular and fees associated with the preparation of tax returns. However, administrative expenses decreased to 20.8% of total revenues during Fiscal 1997 compared to 21.7% during Fiscal 1996 primarily resulting from significant increases in comparable store sales and pawn service charges discussed above.

       Store contribution margin increased 84.8% to $946,121 during Fiscal 1997 compared to $511,889 during Fiscal 1996 primarily due to increases in same store product sales and pawn service charges which were not offset by corresponding increases in operating expenses.

       At January 31, 1998, the Company has accumulated net operating loss carryforwards for tax purposes of approximately $9,724,000 which are available to offset future federal taxable income, if any, through 2013.

LIQUIDITY AND CAPITAL RESOURCES

       The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the sale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated sale value to the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Also larger average loan balances can result in an increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In addition to these factors, liquidity is also affected by product sales and the pace of store expansions.

       At January 31, 1998 and January 26, 1997, the Company operated 19 stores. The Company funded these operations from proceeds attributable to debt and equity issuances. At January 31, 1998, the Company's primary sources of liquidity were $150,750 in cash and cash equivalents, $233,438 in pawn service charges receivable, $2,420,553 in loans, and $1,943,960 in inventories. The Company had a current ratio of approximately 1.6 to 1.0 and 1.9 to 1.0 at January 31, 1998 and January 26, 1997, respectively. Net cash used in operating activities was $3,308,093 during Fiscal 1997 and $2,356,914 during Fiscal 1996.

       The Company's operations during Fiscal 1997 and Fiscal 1996 have been financed from funds generated from private debt and equity offerings and funds generated from operations at the Company's established stores. Subsequent to January 31, 1998, the Company completed an initial public offering of the Securities resulting in net proceeds to the Company of approximately $5,704,000. See "Item 1. Description of Business - Completion of Initial Public Offering and Financial Restructuring." In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% Convertible Subordinated Debentures were automatically converted into 2,380,000 shares of common and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 shares of Common Stock. Additionally, the Company utilized $2,489,000 of the net proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $190,000 in notes payable to the Company's Chief Executive Officer. In connection with the Debenture Conversion, the Preferred Conversion, and the repayment of $2,489,000 in notes payable, the Company's annual cash interest requirements have been decreased by approximately $1,697,000 and the Company's annual cash dividend requirements have been decreased by approximately $130,000. Management believes the completion of the initial public offering and the resulting financial restructuring have positioned the Company with a capital structure that will allow its planned retail store expansion.

       The Company believes that its planned retail store expansion program will be funded by cash flow from operations from its established stores, the net proceeds from the initial public offering and a commercial credit facility. The Company has had discussions with several commercial banks with regard to a credit facility which would be provided to the Company on terms similar to credit facilities provided to other public companies in the pawnshop industry. No assurance can be made that the Company will obtain long or short-term financing to realize certain business opportunities. In the event the Company does not obtain the credit facility, the Company will modify or reduce its expansion schedule. While management does not expect that the failure to obtain the credit facility would adversely affect the Company's cash flows, there can be no assurance that cash flow would not be affected.

YEAR 2000 COMPLIANCE

       Many computer software programs installed over the past several decades utilize two digits to recognize the year, such as "97" for 1997 (the "Year 2000 Issue"). As a result of the Year 2000 Issue, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the date "00" may cause computers to stop operating, while in other cases, incorrect output may result. Many of the Company's software programs are time-sensitive.

       The Company has upgraded its hardware and software programs to prevent the Year 2000 Issue from affecting its reliance on its computer network. The vendors who provide accounting systems and general office programs to the Company have upgraded their software systems to solve the Year 2000 Issue. Based on preliminary information, costs of addressing additional potential problems are not currently expected to have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all additional Year 2000 Issues in a timely manner.

NEW ACCOUNTING STANDARDS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Pursuant to Statement No. 130, the Company will be required to display comprehensive income in its consolidated financial statements issued for periods beginning with February 1, 1998, and thereafter.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack Of Profitability, Potential Losses

       From its inception on January 13, 1994 through January 31, 1998, the Company has experienced aggregate losses of $12,974,227. Further, a key element of the Company's strategy consists of developing (rather than acquiring) multiple PAWNMART(SM) stores meeting the Company's required store size, configuration, and site selection requirements in regional and local markets. This strategy may result in continued net losses for the Company during its roll-out phase due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, new store expansions, the ability of the Company to manage its growth and maintain the quality of its personnel, and the ability of the Company to implement its strategic plan.

Capital Requirements

       The Company is dependent upon the proceeds from the initial public offering (see "Item 1. Description of Business - Completion of Initial Public Offering and Financial Restructuring"), anticipated cash flow from operations and a commercial credit facility to complete its current expansion plans. The Company has had discussions with several commercial banks with regard to a credit facility which would be provided to the Company on terms similar to credit facilities provided to other public companies in the pawnshop industry. There can be no assurance that the Company will be able to raise such capital or financing when needed or on acceptable terms, and therefore, the Company may be unable to achieve its goals, including anticipated growth.

Management of Growth

       The Company plans to expand its business through a roll-out of new PAWNMART(SM) stores. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program and will be dependent, in part, upon its ability to secure suitable sites for its new stores, obtain adequate inventory for its new stores, maintain adequate financial controls and reporting systems to manage a larger operation, and to obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

Availability of Qualified Store Management Personnel

       The Company's ability to expand may also be limited by the availability of qualified store management personnel. While the Company seeks to train existing qualified personnel for management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs with respect to its planned expansion.

Competition

       The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many competitors have greater financial resources than the Company, including Cash America International, Inc. and EZCORP, Inc. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

Government Regulation

       The Company's lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity's ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges it can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company's prospects. The Company's ability to open new stores in other states could be affected by the enactment of state or local legislation, similar to current Texas legislation, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance or activation of any new pawnshop license in Texas counties having a population of more than 250,000. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

Risks Related to Improper Assessment of the Pledged Property's Estimated Resale Value

       The Company makes pawn loans without the borrower's personal liability and does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. In this regard, the recovery of the amount advanced, as well as realization of a profit on sale of merchandise, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced. Although, historically, the Company has experienced profits from the sale of such merchandise, no assurances can be given that the Company's historical results will continue. For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold and silver prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the amount advanced on the acquired collateral.

Dependence on Key Management

       The Company relies on the business and technical expertise of its executive officers and certain other key employees, particularly its Chief Executive Officer, Carson Thompson and its Chief Operating Officer, Robert Bourland. The Company does not have an employment agreement with any member of its executive staff. The loss of the services of any of these individuals could have a material adverse effect on the Company. No assurance can be given that their services will be available in the future. The Company's success will also be dependent on its ability to attract and retain additional qualified management personnel.

Risks Related to Firearm Sales

       The Company has not, and, at present, the Company does not intend to engage in the sale of handguns or assault rifles to the public. The Company does wholesale handguns and assault rifles to licensed firearm dealers. The Company has engaged in the sale of sporting rifles to the public leaving it open to the risk of lawsuits from persons who may claim injury as a result of an improper sale. No such claims have been asserted against the Company as of the date hereof. The Company does maintain insurance covering potential risks related to the sale of firearms.

Risks Related to Automobile Title Loans

       Alabama and Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 8% of the Company's total revenues for the fiscal year ended January 31, 1998 were related to pawn service charges generated from such advances. The adoption of additional, or the revision of existing, laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. In addition, the Company could be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

No Trademark Protection

       The Company has not been issued any registered trademark for its "PAWNMART(SM)" or "PAWNLINK(TM)" trade names. No assurance can be given that the Company will be successful in obtaining any trademarks, or that the trademarks, if obtained, will afford the Company any competitive advantages.

Shares Eligible for Future Sale; Potential Adverse Effect on Market Price of Common Stock

       Sales of shares of Common Stock in the public market, including "restricted shares" first becoming eligible for resale following the completion of the initial public offering, could adversely affect prevailing market prices. As of January 31, 1998, there were 5,800,000 "restricted shares" outstanding on a pro forma basis after giving effect to the Debenture Conversion and the Preferred Conversion. Additional shares of Common Stock may become eligible for sale in the public market from time to time upon exercise of warrants and stock options.

No Dividends

       The Company has not paid any cash or other dividends on its Common Stock and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. See "Item 5. Market for Common Equity and Related Stockholder Matters."

Possible Volatility of Securities Prices

       Recent history relating to the market prices of newly public companies indicates that, from time to time, there may be significant volatility in their market price. There can be no assurance that the market price of the Common Stock, Series A Warrants and Series B Warrants will not be volatile as a result of a number of factors, including the Company's consolidated financial results or various matters affecting the stock market generally.

Certain Anti-takeover Effects

       Certain provisions of the Company's Restated Certificate of Incorporation and By-laws could prohibit or delay mergers or other takeover or change in control attempts with respect to the Company and, accordingly, may discourage attempts to acquire the Company. These provisions include: (i) a classified Board of Directors; (ii) a prohibition on stockholder action through written consents; (iii) a requirement that special meetings of stockholders be called only by the Board; (iv) advance notice requirements for stockholder proposals and nominations; (v) limitations requiring the affirmative vote of holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors to amend, alter or repeal the Company's Restated Certificate of Incorporation and By-laws; and (vi) the authority of the Board to issue preferred stock with such terms as the Board may determine without stockholder approval. The Company will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Outstanding Options and Warrants; Risk of Further Dilution

       As of January 31, 1998, the Company has outstanding warrants to purchase a total of 213,455 shares of Common Stock at an exercise price of $5.50 per share and outstanding options to purchase a total of 306,389 shares of Common Stock at an exercise price of $3.79 per share. The price that the Company would receive for its Common Stock upon exercise of such options or warrants may be significantly less than the value of, or market price for, the Common Stock at the time such options or warrants are exercised. To the extent that any such options or warrants are exercised, the interests of the Company's stockholders may be diluted proportionately.

Limitations on Director Liability

       The Company's Restated Certificate of Incorporation provides, as permitted by the Delaware General Corporation Law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company's Restated Certificate of Incorporation and By-laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements pursuant to which the Company is obligated to advance litigation costs and indemnify its directors and officers to the fullest extent permitted by Delaware law.

Authorization of Preferred Stock

       The Company's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, under the Restated Certificate of Incorporation, the Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of any shares of preferred stock having rights superior to those of the Company's Common Stock may result in a decrease of the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of the Company. Holders of the preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

Independent Auditors' Report....................................................       20

Consolidated Balance Sheets at January 31, 1998 and January 26, 1997............       21

Consolidated Statements of Operations for the Years Ended January 31, 1998
         and January 26, 1997...................................................       23

Consolidated Statements of Stockholders' Deficit for the Years Ended
         January 31, 1998 and January 26, 1997..................................       24

Consolidated Statements of Cash Flows for the Years Ended January 31, 1998
         and January 26, 1997...................................................       26

Notes to Consolidated Financial Statements......................................       27

                          Independent Auditors' Report



The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheets of PawnMart, Inc. and subsidiaries as of January 31, 1998 and January 26, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. and subsidiaries as of January 31, 1998 and January 26, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                KPMG Peat Marwick LLP


Fort Worth, Texas
April 20, 1998

                         PAWNMART, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                         January 31,       January 26,
                                                                             1998             1997
                                                                         ------------     ------------
                                  Assets

Current assets:
   Cash and cash equivalents                                             $    150,750          142,993
   Accounts receivable                                                         31,812           22,735
   Pawn service charges receivable                                            233,438          229,918
   Loans (note 6)                                                           2,420,553        2,227,565
   Inventories, net (note 6)                                                1,943,960        1,970,741
   Prepaid expenses and other current assets                                   98,200           18,117
                                                                         ------------     ------------
         Total current assets                                               4,878,713        4,612,069
                                                                         ------------     ------------

Property and equipment, net (notes 4 and 6)                                   802,438        1,049,281

Goodwill and other intangible assets, net (note 5)                             62,794          122,787

Debt issuance costs, net of accumulated amortization
   of $600,817 and $329,838 at January 31, 1998
   and January 26, 1997, respectively (note 6)                                545,083          555,262

Other assets                                                                  387,990          134,296
                                                                         ------------     ------------

                                                                         $  6,677,018        6,473,695
                                                                         ============     ============

                  Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable, including $80,000 to a company
      owned by a stockholder at January 26, 1997                         $    404,376          331,489
   Bank overdraft                                                                  --          109,915
   Accrued interest payable                                                   142,325          103,291
   Accrued payroll and payroll taxes                                          113,413          384,930
   Deferred rent                                                              105,266          115,316
   Accrued bonuses                                                             33,210           78,573
   Other accrued expenses                                                     252,551          284,130
   Current installments of notes payable, including $347,000 and
      $50,000 payable to stockholders at January 31, 1998
      and January 26, 1997, respectively (notes 2 and 6)                    2,070,000        1,056,667
                                                                         ------------     ------------
            Total current liabilities                                       3,121,141        2,464,311
                                                                         ------------     ------------

Long-term notes payable, net of current installments (notes 2 and 6)        9,777,455        8,287,333
                                                                         ------------     ------------
            Total liabilities                                              12,898,596       10,751,644
                                                                         ------------     ------------

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                                                                          January 31,       January 26,
                                                                             1998               1997
                                                                          ------------      ------------
Stockholders' deficit (notes 2, 6, 8, 9, 10 and 11):
   Preferred stock, $.01 par value; authorized 10,000,000 shares:
      $.50 Series A Convertible Preferred stock; 2,000,000 shares issued and outstanding (liquidation preference of $.50
         per share)                                                       $     20,000            20,000
      Series B Convertible Preferred stock; 1,091,858 and 1,089,020 shares issued at January 31, 1998 and January 26, 1997,
         respectively (liquidation preference of $2.00 per share)               10,919            10,890
      Series C Convertible Preferred stock; 26,842 shares issued and outstanding at January 31, 1998 (liquidation preference
         of $2.50 per share)                                                       268                --
      12% Series D Convertible Exchangeable Preferred stock;
         542,500 shares issued and outstanding at January 31, 1998
         (liquidation preference of $2.00 per share)                             5,425                --
   Common stock, $.01 par value; authorized 20,000,000 shares;
      1,950,424 and 1,844,998 shares issued at January 31, 1998
      and January 26, 1997, respectively                                        19,504            18,450
   Additional paid-in capital                                                7,656,885         3,275,807
   Preferred stock discount                                                   (673,607)               --
   Accumulated deficit                                                     (13,190,972)       (7,538,096)
                                                                          ------------      ------------
                                                                            (6,151,578)       (4,212,949)
                                                                          ------------      ------------
   Less treasury stock, at cost; 13,189 common shares and 25,000
      Series B Convertible Preferred shares at January 31, 1998 and
      9,892 common shares and 25,000 Series B Convertible
      Preferred shares at January 26, 1997                                     (70,000)          (65,000)
                                                                          ------------      ------------

            Total stockholders' deficit                                     (6,221,578)       (4,277,949)

Commitments, contingencies and subsequent event
   (notes 2 and 12)
                                                                          ------------      ------------
                                                                          $  6,677,018         6,473,695
                                                                          ============      ============


          See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                              Year Ended          Year Ended
                                                              January 31,         January 26,
                                                                 1998                1997
                                                            --------------      --------------
Revenues:
   Merchandise sales                                        $    7,215,235           5,522,731
   Pawn service charges                                          2,862,127           2,291,104
   Other                                                           100,746              89,567
                                                            --------------      --------------
         Total revenues                                         10,178,108           7,903,402

Cost of sales                                                    5,191,551           3,739,866
                                                            --------------      --------------
                                                                 4,986,557           4,163,536
                                                            --------------      --------------

Expenses:
   Operating (note 12)                                           4,040,436           3,651,647
   Interest (note 6)                                             3,760,525           1,360,511
   Depreciation                                                    444,242             435,131
   Amortization                                                     59,993              59,994
   Administrative (note 8)                                       2,117,492           1,712,568
                                                            --------------      --------------
         Total expenses                                         10,422,688           7,219,851
                                                            --------------      --------------

         Net loss                                               (5,436,131)         (3,056,315)

Preferred stock dividends (note 9)                                 216,745                  --
                                                            --------------      --------------

         Net loss to common stockholders                    $   (5,652,876)         (3,056,315)
                                                            ==============      ==============

Loss per common share (note 3(m)):
         Basic                                              $        (3.01)              (1.67)
                                                            ==============      ==============
         Diluted                                            $        (3.01)              (1.67)
                                                            ==============      ==============




         See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                Years Ended January 31, 1998 and January 26, 1997


                                                                             $.50 Series A                     Series B
                                                                              Convertible                     Convertible
                                             Common stock                   Preferred stock                 Preferred stock
                                    -----------------------------   -----------------------------   -----------------------------
                                       Shares           Amount         Shares           Amount         Shares           Amount
                                    ------------     ------------   ------------     ------------   ------------     ------------
Balance at January 28, 1996            1,759,071     $     17,591      2,000,000     $     20,000      1,074,626     $     10,746

Issuance of common stock
   (note 8)                               85,927              859             --               --             --               --

Issuance of preferred stock
   (notes 8 and 11)                           --               --             --               --         14,394              144

Acquisition of 9,892 shares
   of common stock (note 8)                   --               --             --               --             --               --

Net loss                                      --               --             --               --             --               --
                                    ------------     ------------   ------------     ------------   ------------     ------------

Balance at January 26, 1997            1,844,998           18,450      2,000,000           20,000      1,089,020           10,890

Issuance of common stock (note 8)        105,426            1,054             --               --             --               --

Acquisition of 3,297 shares of
   common stock (note 8)                      --               --             --               --             --               --

Issuance of preferred
   stock (notes 8 and 11)                     --               --             --               --          2,838               29

Recognition of Convertible
   Subordinated Debenture
   beneficial conversion
   feature (note 6)                           --               --             --               --             --               --

Recognition of preferred stock
   beneficial conversion
   feature (note 9)                           --               --             --               --             --               --

Amortization of preferred stock
   beneficial conversion
   feature (note 9)                           --               --             --               --             --               --

Preferred stock dividends paid                --               --             --               --             --               --

Net loss                                      --               --             --               --             --               --
                                    ------------     ------------   ------------     ------------   ------------     ------------

Balance at January 31, 1998            1,950,424     $     19,504      2,000,000     $     20,000      1,091,858     $     10,919
                                    ============     ============   ============     ============   ============     ============



See accompanying notes to consolidated financial statements.

                       PAWNMART, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                Years Ended January 31, 1998 and January 26, 1997




                                               Series C                      12% Series D
                                             Convertible              Convertible Exchangeable
                                           Preferred stock                  Preferred stock         Additional
                                    -----------------------------   -----------------------------     paid-in        Preferred
                                       Shares            Amount        Shares           Amount        capital      stock discount
                                    ------------     ------------   ------------     ------------   ------------   --------------
Balance at January 28, 1996                   --     $         --                             $--   $  3,209,553             --

Issuance of common stock
   (note 8)                                   --               --             --               --         30,413             --

Issuance of preferred stock
   (notes 8 and 11)                           --               --             --               --         35,841             --

Acquisition of 9,892 shares
   of common stock (note 8)                   --               --             --               --             --             --

Net loss                                      --               --             --               --             --             --
                                    ------------     ------------   ------------     ------------   ------------   ------------

Balance at January 26, 1997                   --               --             --               --      3,275,807             --

Issuance of common stock (note 8)             --               --             --               --         29,996             --

Acquisition of 3,297 shares of
   common stock (note 8)                      --               --             --               --             --             --

Issuance of preferred
   stock (notes 8 and 11)                 26,842              268        542,500            5,425      1,147,785             --

Recognition of Convertible
   Subordinated Debenture
   beneficial conversion
   feature (note 6)                           --               --             --               --      2,380,000             --

Recognition of preferred stock
   beneficial conversion
   feature (note 9)                           --               --             --               --        823,297       (823,297)

Amortization of preferred stock
   beneficial conversion
   feature (note 9)                           --               --             --               --             --        149,690

Preferred stock dividends paid                --               --             --               --             --             --

Net loss                                      --               --             --               --             --             --
                                    ------------     ------------   ------------     ------------   ------------   ------------

Balance at January 31, 1998               26,842     $        268        542,500     $      5,425   $  7,656,885       (673,607)
                                    ============     ============   ============     ============   ============   ============

                                                                        Total
                                     Accumulated       Treasury     stockholders'
                                       deficit          stock          deficit
                                    ------------    ------------    ------------
Balance at January 28, 1996           (4,481,781)        (50,000)     (1,273,891)

Issuance of common stock
   (note 8)                                   --              --          31,272

Issuance of preferred stock
   (notes 8 and 11)                           --              --          35,985

Acquisition of 9,892 shares
   of common stock (note 8)                   --         (15,000)        (15,000)

Net loss                              (3,056,315)             --      (3,056,315)
                                    ------------    ------------    ------------

Balance at January 26, 1997           (7,538,096)        (65,000)     (4,277,949)

Issuance of common stock (note 8)             --              --          31,050

Acquisition of 3,297 shares of
   common stock (note 8)                      --          (5,000)         (5,000)

Issuance of preferred
   stock (notes 8 and 11)                     --              --       1,153,507

Recognition of Convertible
   Subordinated Debenture
   beneficial conversion
   feature (note 6)                           --              --       2,380,000

Recognition of preferred stock
   beneficial conversion
   feature (note 9)                           --              --              --

Amortization of preferred stock
   beneficial conversion
   feature (note 9)                     (149,690)             --              --

Preferred stock dividends paid           (67,055)             --         (67,055)

Net loss                              (5,436,131)             --      (5,436,131)
                                    ------------    ------------    ------------

Balance at January 31, 1998          (13,190,972)        (70,000)     (6,221,578)
                                    ============    ============    ============



See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                     Year Ended          Year Ended
                                                                                     January 31,         January 26,
                                                                                        1998                1997
                                                                                   --------------      --------------
Cash flows from operating activities:
   Net loss                                                                        $   (5,436,131)         (3,056,315)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    504,235             495,125
         Amortization of debt issuance costs                                              270,979             228,358
         Amortization of debt discount (note 6)                                         1,885,455                  --
         Common and preferred stock issued for services                                    33,550              31,272
         Changes in operating assets and liabilities:
               Accounts receivable                                                         (9,077)            (12,496)
               Pawn service charges receivable                                             (3,520)            (22,172)
               Inventories                                                                 26,781            (481,212)
               Prepaid expenses and other current assets                                  (80,083)             29,113
               Other assets                                                              (253,694)            (10,432)
               Accounts payable                                                            72,887              31,762
               Accrued liabilities                                                       (319,475)            410,083
                                                                                   --------------      --------------
                     Net cash used in operating activities                             (3,308,093)         (2,356,914)
                                                                                   --------------      --------------

Cash flows from investing activities:
   Net increase in pawn loans                                                            (192,988)           (781,062)
   Purchases of property and equipment                                                   (197,399)           (279,167)
                                                                                   --------------      --------------
                     Net cash used in investing activities                               (390,387)         (1,060,229)
                                                                                   --------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                              3,172,157           4,269,168
   Principal payments on notes payable                                                   (174,157)           (563,418)
   Proceeds from issuance of common stock                                                   2,500                  --
   Purchase of treasury stock                                                              (5,000)            (15,000)
   Payment of debt issuance costs                                                        (260,800)           (375,085)
   Net proceeds from issuance of preferred stock                                        1,148,507              35,985
   Preferred stock dividends paid                                                         (67,055)                 --
   Increase (decrease) in bank overdraft                                                 (109,915)             81,568
                                                                                   --------------      --------------
                     Net cash provided by financing activities                          3,706,237           3,433,218
                                                                                   --------------      --------------

Net increase in cash and cash equivalents                                                   7,757              16,075
Cash and cash equivalents at beginning of year                                            142,993             126,918
                                                                                   --------------      --------------
Cash and cash equivalents at end of year                                           $      150,750             142,993
                                                                                   ==============      ==============

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                          $    1,565,057           1,341,293
                                                                                   ==============      ==============

Noncash activities:
   Recognition of Convertible Subordinated Debenture beneficial conversion
      feature (note 6)                                                             $    2,380,000                  --
                                                                                   ==============      ==============
   Preferred stock dividends resulting from the preferred stock beneficial
      conversion feature (note 9)                                                  $      149,690                  --
                                                                                   ==============      ==============
   Recognition of preferred stock beneficial conversion feature (note 9)           $      823,297                  --
                                                                                   ==============      ==============



See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(1)    Organization and Business

       PawnMart, Inc. (the "Company"), was incorporated in Delaware on January
           13, 1994. The Company is a financial services and specialty retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. As of January 31, 1998, the Company owned and operated 19 stores located in Texas, Georgia, North Carolina, and Alabama.

(2)    Completion of Initial Public Offering

       On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock at a price of $5.00, 1,380,000 Series A redeemable common stock purchase warrants at a price of $0.125, and 1,380,000 Series B redeemable common stock purchase warrants at a price of $0.0625 (collectively, the "Securities") and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,704,000. Each Series A warrant and Series B warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and $8.00 per share, respectively, through March 2003 and March 2004.

       In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% Convertible Subordinated Debentures were automatically converted into 2,380,000 shares of common stock (the "Debenture Conversion) and the Company's $.50 Series A Convertible Preferred stock, Series B Convertible Preferred stock, Series C Convertible Preferred stock, and 12% Series D Convertible Exchangeable Preferred stock were automatically converted into an aggregate of 1,482,766 shares of common stock (the "Preferred Conversion") (notes 6 and 9). Additionally, the Company utilized $2,489,000 of the net proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $190,000 in notes payable to the Company's Chief Executive Officer (note 6).

       The following table presents selected balance sheet data on (i) an actual basis as of January 31, 1998 and (ii) on a pro forma basis as of January 31, 1998 to reflect the sale of the Securities, the application of the net proceeds therefrom of approximately $5,704,000, the Debenture Conversion, net of issuance costs totaling $474,341 and $494,545 in unamortized debt discount (note 6), the Preferred Conversion, and the repayment of $2,489,000 in notes payable of which $1,737,000 was current at January 31, 1998.

                                     Actual at         Pro Forma at
                                  January 31, 1998   January 31, 1998
                                  ----------------   ----------------
Loans                               $ 2,420,553        2,420,553
Inventories, net                      1,943,960        1,943,960
Working capital                       1,757,572        6,709,572
Total assets                          6,677,018        9,417,677
Long-term notes payable, net of
     current installments             9,777,455               --
Stockholders' equity (deficit)       (6,221,578)       8,033,536


                                       27
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(3)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation and Fiscal Years

              The consolidated financial statements include the financial statements of the Company and its single purpose, wholly owned subsidiaries PCI Finance 1994-I, Inc., PCI Finance 1995-I, Inc., PCI Finance 1996-1, Inc., and PCI Finance 1996-2, Inc. (Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

              Effective January 2, 1998, the Company changed its year end to a fiscal year which ends on the Saturday nearest to January 31. Accordingly, the fiscal year ended January 31, 1998 consists of 53 weeks and the fiscal year ended January 26, 1997 consists of 52 weeks.

       (b)    Cash and Cash Equivalents

              The Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents.

        (c)   Loans and Income Recognition

              Pawn loans (loans) are generally made on the pledge of tangible personal property for a one month period, with an automatic sixty day extension period. Pawn service charges on loans are recognized on an accrual basis during the initial thirty day loan period and applicable sixty day extension period, net of an allowance for pawn service charges deemed uncollectible, based on the Company's historical loan redemption rate. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

       (d)    Inventories

              Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. Inventories from forfeited loans are recorded at the principal amount advanced on the related collateral, exclusive of any uncollected pawn service charges. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled $62,904 and $47,754 at January 31, 1998 and January 26, 1997, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

              The Company provides an allowance for shrinkage and valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled $159,815 and $83,767 at January 31, 1998 and January 26, 1997, respectively.



                                       28
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(3)    Summary of Significant Accounting Policies, Continued

        (e)   Property and Equipment

              Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of three to five years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the shorter of the lease term or their estimated useful lives.

              The cost of property retired or sold and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded in the results of operations in the period retired.

        (f)   Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally five years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (g)    Intangible Assets

              Intangible assets consisting of an amount applicable to a
                  noncompete agreement with a founding stockholder and the cost of acquiring a trade name are being amortized over an estimated useful life of five years.

       (h)    Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)    Advertising Costs

              Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $163,000 and $104,000 for the fiscal years ended January 31, 1998 and January 26, 1997, respectively.


                                       29
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(3)    Summary of Significant Accounting Policies, Continued

       (j)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (k)    Fair Values of Financial Instruments

              Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The fair value of the Company's long-term debt is estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar maturities and risks. Management believes that the fair value of long-term debt approximates the carrying value. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these investments.

       (l)    Stock Based Compensation

              Effective January 29, 1996, the Company adopted the Financial
                  Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting for all employee stock option compensation plans. Statement No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company elected to remain with the accounting method prescribed by APB No. 25 and has made the pro forma disclosures of net loss and net loss per common share for the fiscal year ended January 31, 1998 as if the fair value based method of accounting had been applied. Pro forma disclosures of net loss and net loss per common share for the fiscal year ended January 26, 1997 as if the fair value based method of accounting had been applied have not been presented in the consolidated financial statements as the effect of such adoption would not have been material.

       (m)    Net Loss Per Common Share

              Net loss per common share is calculated as required by FASB
                  Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement No. 128). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised and converted into common stock.


                                       30
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(3)    Summary of Significant Accounting Policies, Continued

       (m)     Net Loss Per Common Share, Continued

              Pursuant to the Securities and Exchange Commission Rules and
                  Regulations, nominal issuances of common stock, warrants, convertible securities and common stock options issued during the periods presented prior to the effective date of an initial public offering, are to be included in the calculation of common share equivalents, as if they were outstanding for all periods presented.

              The following table presents a reconciliation between basic and diluted weighted average common shares outstanding at January 31, 1998 and January 26, 1997. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the years ended January 31, 1998 and January 26, 1997, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.


                                                                                 1998                 1997
                                                                                 ----                 ----
                    Weighted average shares - basic                            1,878,307            1,824,900
                    Shares attributable to stock options, warrants
                         and convertible securities                            3,627,624            2,522,070
                                                                           ---------------      ----------------
                    Weighted average shares - diluted                          5,505,931            4,346,970
                                                                           ================     ================

        (n)   New Accounting Standard

              In June 1997,  the FASB  issued  Statement  of  Financial
                  Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Pursuant to Statement No. 130, the Company will be required to display comprehensive income in its consolidated financial statements issued for periods beginning with February 1, 1998, and thereafter.

       (o)    Reclassifications

              Certain amounts in 1997 have been reclassified to conform with the
                 1998 presentation.

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(4)    Property and Equipment

       Property and equipment consists of the following at January 31, 1998 and January 26, 1997:


                                                                   1998            1997
                                                                   ----            ----
           Automobiles                                        $    64,038           64,038
           Furniture and equipment                              1,369,328        1,183,742
           Leasehold improvements                                 699,222          687,409
                                                              -----------      -----------
                                                                2,132,588        1,935,189
           Less accumulated depreciation and amortization      (1,330,150)        (885,908)
                                                              -----------      -----------
                                                              $   802,438        1,049,281
                                                              ===========      ===========

(5)    Goodwill and Other Intangible Assets

       Goodwill and other intangible assets consist of the following at January 31, 1998 and January 26, 1997:


                                                                   1998              1997
                                                                   ----              ----
           Goodwill                                           $    189,057         189,057
           Noncompete agreement                                     60,000          60,000
           Corporate trademark                                      50,000          50,000
                                                               ------------    -------------
                                                                   299,057         299,057
           Less accumulated amortization                          (236,263)       (176,270)
                                                               ------------    -------------
                                                              $     62,794         122,787
                                                               ============    =============

(6)    Notes Payable

       Notes payable consist of the following at January 31, 1998 and January 26, 1997:


                                                                                       1998              1997
                                                                                       ----              ----
           Unsecured convertible subordinated debentures to various
              individuals, bearing interest at 14% payable monthly,
              to mature on June 30, 1999                                        $   4,865,000         4,865,000

           Unsecured convertible subordinated debentures to various
              individuals, bearing interest at 14% payable monthly,
              to mature on June 30, 2000                                            2,000,000         2,000,000

           Unsecured convertible subordinated debentures to various
              individuals, bearing interest at 14% payable monthly,
              to mature on January 31, 2001                                         2,655,000           461,000


                                       32
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(6)    Notes Payable, Continued

           Notes payable issued by PCI Finance 1995-I, Inc. to various individuals, bearing interest at 15% payable monthly, to mature on
              March 31, 1998, secured by pawn loans and associated collateral         $   1,390,000     1,390,000

           Notes payable issued by PCI Finance 1996-2, Inc. to various individuals, bearing interest at 15% payable monthly, to mature on
              December 31, 2000, secured by pawn loans and associated collateral            474,000       220,000

           Notes payable issued by PCI Finance 1996-1, Inc. to various individuals, bearing interest at 15% payable monthly, to mature on
              March 31, 2000, secured by pawn loans and associated collateral
                                                                                            278,000       278,000

           Note payable to a bank, principal and interest due on January 31,
              1997, with interest at 8.75%, guaranteed by an officer of the
              Company and secured by collateral of a stockholder                                 -         80,000

           Notes payable to a trust, bearing interest at 12% payable monthly, to mature on January 9, 1999, secured by pawn loans and merchandise
              inventory                                                                     250,000             -

           Note payable to a stockholder of the Company pursuant to a $50,000 revolving line of credit, due on demand, bearing interest at 15%,
              secured by certain property and equipment                                      50,000        50,000

           Note payable to a stockholder of the Company pursuant to a $200,000 revolving line of credit, bearing interest at 12%, due on demand,
              unsecured                                                                     107,000             -

           Note payable to the Chief Executive Officer of the Company, bearing interest at 12%, principal and interest due on March 31, 1998,
              unsecured                                                                     190,000             -

           Other unsecured notes payable                                                     83,000             -
                                                                                      -------------      ---------
                                                                                         12,342,000      9,344,000
                 Less:       Unamortized debt discount                                     (494,545)             -
                             Current portion                                             (2,070,000)    (1,056,667)
                                                                                      -------------      ---------
                                                                                      $   9,777,455      8,287,333
                                                                                      -------------      ---------


                                       33
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(6)    Notes Payable, Continued

       On June 13, 1995, the Company began marketing a private placement offering for up to $6,000,000 in principal amount of 14% unsecured Convertible Subordinated Debentures due June 30, 1999 (1999 Debentures). Interest on the 1999 Debentures is payable monthly commencing on August 15, 1995. At the option of the holder, each 1999 Debenture is convertible at any time into shares of common stock at a conversion price of $9.10, subject to adjustments should the Company issue common stock dividends, initiate stock splits, or issue common stock rights or warrants for the purchase of common stock at below market prices. In the event that the Company consummates a publicly registered offering of at least $5,000,000, the 1999 Debentures will be automatically converted into common stock at a conversion price equal to the lower of $9.10 in principal amount per share or 80 percent of the initial public offering price (note 2). The 1999 Debentures may be redeemed at the option of the Company, subject to certain notification requirements, prior to the maturity date at a stipulated redemption price.

       On June 21, 1996, the Company began marketing a private placement offering for up to $2,000,000 in principal amount of 14% unsecured Convertible Subordinated Debentures due June 30, 2000 (2000 Debentures). Interest on the 2000 Debentures is payable monthly commencing on August 15, 1996. At the option of the holder, each 2000 Debenture is convertible at any time into shares of common stock at a conversion price of $9.10, subject to adjustments should the Company issue common stock dividends, initiate stock splits, or issue common stock rights or warrants for the purchase of common stock at below market prices. In the event that the Company consummates a publicly registered offering of at least $5,000,000, the 2000 Debentures will be automatically converted into common stock at a conversion price equal to the lower of $9.10 in principal amount per share or 80 percent of the initial public offering price (note 2). The 2000 Debentures may be redeemed, subject to certain notification requirements, prior to the maturity date at a stipulated redemption price.

        On December 13, 1996, the Company began marketing a private placement offering for up to $2,655,000 in principal amount of 14% unsecured Convertible Subordinated Debentures due January 31, 2001 (2001 Debentures). Interest on the 2001 Debentures is payable monthly commencing on February 15, 1997. At the option of the holder, each 2001 Debenture is convertible at any time into shares of common stock at a conversion price of $9.10, subject to adjustments should the Company issue common stock dividends, initiate stock splits, or issue common stock rights or warrants for the purchase of common stock at below market prices. In the event that the Company consummates a publicly registered offering of at least $5,000,000 at an offering price of $5.00 per share, the 2001 Debentures will be automatically converted into common stock at a conversion price equal to the lower of $9.10 in principal amount per share or 80 percent of the initial public offering price (note 2). The 2001 Debentures may be redeemed, subject to certain notification requirements, prior to the maturity date at a stipulated redemption price.

       On October 30, 1997, the holders of the 1999 Debentures, 2000 Debentures, and 2001 Debentures amended the conversion price related to the automatic conversion of the convertible subordinated debentures in the event of an initial public offering to be the lower of $9.10 principal amount per share or 80 percent of the initial public offering stock price (note 2). The value of the resulting beneficial conversion feature has been recognized by the Company as additional financing costs by recording $2,380,000 in debt discount and additional paid-in-capital. Such amount is required to be amortized into interest expense over the period from October 30, 1997 until the date of the initial public offering (note 2). Amortization expense related to the beneficial conversion feature totaled $1,885,455 for the fiscal year ended January 31, 1998, and is included in interest expense in the accompanying consolidated statements of operations.


                                      34
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(6)    Notes Payable, Continued

       In connection with the sale of the 1999 Debentures, the Company issued warrants to purchase 97,280 shares of the Company's common stock to participating National Association of Securities Dealers, Inc. broker-dealers (NASD Broker-Dealers). The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

       In connection with the sale of the 2000 Debentures, the Company issued warrants to purchase 38,601 shares of the Company's common stock to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

       In connection with the sale of the 2001 Debentures, the Company issued warrants to purchase 50,915 shares of the Company's common stock to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

       At January 31, 1998, debt issuance costs totaling $1,145,900 have been paid in connection with the sale of the 1999 Debentures, 2000 Debentures, 2001 Debentures, and other notes payable. Such amounts are being amortized on a straight-line basis through the respective maturity date of each debenture or notes payable. Amortization expense related to debt issuance costs was $270,979 and $228,358 for the fiscal years ended January 31, 1998 and January 26, 1997, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

       During the year ended January 26, 1997, the Company repaid $411,000 in notes payable issued by PCI Finance 1994-I, Inc. Additionally, $220,000, $249,000 and $100,000 in notes payable issued by PCI Finance 1994-I, Inc. were converted to PCI Finance 1996-2, Inc. notes payable, 2001 Debentures and 2000 Debentures, respectively.

       On March 20, 1998, the Company completed an initial public offering which allowed for the repayment of $2,489,000 of notes payable and the conversion of $9,520,000 in unsecured convertible subordinated debentures (note 2).

 (7)   Income Taxes

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and January 26, 1997 are presented below:


                                                    1998              1997
                                                    ----              ----
Deferred tax assets:
   Net operating loss carryforwards             $ 3,595,000        2,431,152
   Property and equipment                           163,956          125,949
   Inventories                                       59,084           30,969
   Intangible assets                                 58,355           43,546
                                                -----------      -----------
            Total gross deferred tax assets       3,876,395        2,631,616
            Less valuation allowance             (3,876,395)      (2,631,616)
                                                -----------      -----------
               Net deferred tax assets                 --               --
                                                -----------      -----------

            Total deferred tax liabilities             --               --
                                                -----------      -----------

               Net deferred tax assets          $      --               --
                                                ===========      ===========



                                       35
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(7)    Income Taxes, Continued

       At January 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $9,724,000 which are available to offset future federal taxable income, if any, through 2013. Deferred tax valuation allowances of $3,876,395 and $2,631,616 offset deferred tax assets at January 31, 1998 and January 26, 1997, respectively, based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(8)    Equity Transactions

       During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company issued 338 and 14,394 shares, respectively, of Series B Convertible Preferred stock in connection with the Company's employee stock purchase plan (note 11).

       During the fiscal year ended January 31, 1998, the Company issued 2,500 shares of Series B Convertible Preferred stock to an employee in exchange for various services rendered on behalf of the Company. In connection with such issuance, the Company has recorded administrative expenses totaling $5,000 during the fiscal year ended January 31, 1998.

       During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company acquired 3,297 and 9,892 shares of common stock, respectively, from a former officer of the Company at a price of $1.52 per share.

       During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company issued 104,602 and 85,927 shares, respectively, of the Company's common stock to certain officers, employees and other individuals in exchange for various services rendered on behalf of the Company. In connection with such issuances, the Company has recorded administrative expenses totaling $28,550 and $31,272 during the fiscal years ended January 31, 1998 and January 26, 1997, respectively.

       During the fiscal year ended January 31, 1998, the Company issued 26,842 shares of Series C Convertible Preferred stock in connection with the Company's employee stock purchase plan (note 11). Additionally, the Company issued 542,500 shares of 12% Series D Convertible Exchangeable Preferred stock (note 9).

       During the fiscal year ended January 31, 1998, the Company granted
           306,389 nonqualified stock options to various officers and employees for the purchase of shares of common stock at a price of $3.79 (note
           10).

       During the fiscal year ended January 31, 1998, the Company adopted (i) a reverse stock split of its issued and outstanding shares of common stock on a basis of one new share for each two shares currently outstanding and (ii) an additional reverse stock split of its issued and outstanding shares of common stock on a basis of one new share for each 1.5163715 shares currently outstanding. The effect of the reverse stock splits have been accounted for retroactively to January 28, 1996 in the accompanying consolidated financial statements and, accordingly, all applicable share and per share amounts have been restated to reflect these reverse stock splits.


                                       36
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(9)    Preferred Stock

       Each share of $.50 Series A Convertible Preferred stock (Series A) has a liquidation preference of $.50 per share. Holders of Series A are not entitled to receive any cash dividends. The Company is restricted from the declaration of dividends to holders of common stock or any other class of stock of the Company ranking junior to Series A as long as Series A is outstanding. At the option of the holder, each share of Series A is convertible at any time into 0.33 shares of common stock, subject to adjustment should the Company pay common stock dividends or initiate stock splits or similar changes to its common stock. Shares of Series A are automatically convertible into
           0.33 shares of common stock immediately upon the earlier of (i) the date specified by the vote or written consent or agreement of holders of at least a majority of Series A or (ii) the closing of the sale of the Company's securities in an underwritten public offering, the aggregate proceeds of which equal or exceed $5,000,000 (note 2). At the option of the Company, shares of Series A can be redeemed at $1.00 per share. Holders have the option of converting such shares into common stock in lieu of redemption, pursuant to certain requirements.

       Each share of the Series B Convertible Preferred stock (Series B) has a liquidation preference of $2.00 per share after considering the liquidation preference for Series A. At the option of the holder, each share of Series B is convertible at any time into 0.33 shares of common stock, subject to adjustments should the Company pay common stock dividends or initiate stock splits or similar changes to its common stock. Each share of Series B shall automatically be converted into shares of common stock immediately upon the earlier of (i) the date specified by agreement of the holders of a majority of the shares of such series or (ii) the closing of the sale of the Company's common stock in a public offering where the aggregate proceeds exceed $5,000,000 at a conversion price equal to the lower of $6.07 or 80 percent of the initial public offering price (note
            2). At the option of the Company, subject to certain notice requirements, shares of Series B can be redeemed at $4.00 per share. Holders have the option of converting such shares into common stock in lieu of redemption, pursuant to certain requirements.

        In connection with the Series B offering, the Company has issued Series
           B stock purchase warrants to participating NASD Broker-Dealers to purchase 80,850 Series B shares. The warrants have an exercise price of $2.40 per share and are exercisable for four years commencing July 22, 1995. Upon completion of the closing of a sale of the Company's common stock in a public offering where the aggregate proceeds exceed $5,000,000, the Series B stock purchase warrants will convert to 26,659 common stock purchase warrants with an exercise price of $5.50 per share exercisable through January 2, 2002 (note 2).

       On June 20, 1997, the Company's Board of Directors authorized the issuance of 500,000 shares of Series C Convertible Preferred stock (Series C) with a par value of $.01 per share. Holders of Series C are not entitled to receive any cash dividends. Each share of Series C has a liquidation preference of $2.50 per share and has the same ranking as Series A and Series B. At the option of the holder, each share of Series C is convertible at any time into 0.33 shares of common stock, subject to adjustments should the Company pay common stock dividends or initiate stock splits or similar changes to its common stock. Each share of Series C shall automatically be converted into shares of common stock immediately upon the earlier of (i) the date specified by agreement of the holders of a majority of the shares of such series or (ii) the closing of the sale of the Company's common stock in a public offering where the aggregate proceeds exceed $5,000,000 at a conversion price equal to the lower of $7.58 or 80 percent of the initial public offering price (note 2). At the option of the Company, subject to certain notice requirements, shares of Series C can be redeemed at $4.00 per share. Holders have the option of converting such shares into common stock in lieu of redemption, pursuant to certain requirements. As of January 31, 1998, 26,842 Series C shares had been issued in connection with the Company's employee stock purchase plan (note 11).



                                       37
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

 (9)   Preferred Stock, Continued

       On July 10, 1997, the Company's Board of Directors authorized the issuance of 1,000,000 shares of 12% Series D Convertible Exchangeable Preferred stock (Series D) with a par value of $.01 per share. Dividends on Series D are payable in arrears in monthly installments when, and if, declared by the Board of Directors. Each share of Series D has a liquidation preference of $2.00 per share and has the same ranking as Series A, Series B, and Series C. At the option of the holder, each share of Series D is convertible at any time into
           0.33 shares of common stock, subject to adjustments should the Company pay common stock dividends or initiate stock splits or similar changes to its common stock. Each share of Series D shall automatically be converted into shares of common stock immediately upon the earlier of (i) the date specified by agreement of the holders of a majority of the shares of such series or (ii) the closing of the sale of the Company's common stock in a public offering where the aggregate proceeds exceed $5,000,000 at a conversion price equal to the lower of $6.07 or 80 percent of the initial public offering price (note 2). At the option of the Company, subject to certain notice requirements, shares of Series D can be redeemed at $5.00 per share. Holders have the option of converting such shares into common stock in lieu of redemption, pursuant to certain requirements. As of January 31, 1998, 542,500 shares had been issued with net proceeds received by the Company totaling $1,085,000.

       On January 23, 1998, the Company's common and preferred stockholders approved an amendment to the Company's certificate of incorporation changing the Series A, Series B, Series C, and Series D conversion price related to the automatic conversion of preferred stock in the event of an initial public offering to be equal to the lower of the conversion price in effect at the time of an initial public offering or 80 percent of the initial public offering price. The value of the resulting beneficial conversion feature is required to be recognized as a return to the preferred shareholders by recording $823,297 in preferred stock discounts and additional paid-in capital. Such amounts are required to be amortized as a return to the preferred shareholders using the effective interest method over the period from January 23, 1998 until the date of the initial public offering. During the fiscal year ended January 31, 1998, the Company recorded $149,690 in preferred stock dividends resulting from the amortization of the preferred stock beneficial conversion feature.

       On March 20, 1998, the Company completed an initial public offering which allowed for the Preferred Conversion (note 2).

(10)   Stock Options

       During the year ended January 31, 1998, the Board of Directors and stockholders adopted the 1997 PawnMart, Inc. Employee Stock Option Plan (Employee Option Plan) and the 1997 PawnMart, Inc. Director Stock Option Plan (Directors' Option Plan). The number of shares reserved for issuance under the Employee Option Plan and Directors' Option Plan is 494,602 and 263,788 shares, respectively.

       Options granted pursuant to the Employee Option Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. All options granted are exercisable on such dates as specified by the Compensation and Human Resources Committee of the Board of Directors. Options granted under the Employee Option Plan are required to have an exercise price equal to the closing price of common stock on the date of grant. In October 1997, the Company granted 306,389 nonqualified stock options to various officers and employees for the purchase of shares of common stock at a price of $3.79. The stock options granted have contractual terms of ten years and generally vest ratably over a four year period beginning on the first anniversary of the date of grant. At January 31, 1998, all options granted under the Employee Option Plan remain unexercised and 32,973 options are exercisable.



                                       38
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(10)   Stock Options, Continued

       Under the Directors' Option Plan, stock options will be granted to any director who is not an employee of the Company and is not a holder of more than 5% of the outstanding shares of common stock. Newly appointed eligible directors will automatically receive an initial grant of options to purchase 25,000 shares of common stock. All eligible directors will receive annual grants of options to purchase the lessor of 20,000 shares of common stock or $200,000 in market value of underlying common stock. Options granted under the Directors' Option Plan are required to have an exercise price equal to the closing price of common stock on the date of grant. The options will be immediately exercisable and will have a contractual term of six years from the date of grant. At January 31, 1998, no options had been granted under the Directors' Option Plan.

       The Company applies the intrinsic value method of accounting for its stock option issuances. Accordingly, no compensation expense has been recognized for its stock option and warrant grants. If the Company had adopted the fair value based method prescribed by Statement No. 123 and determined compensation cost based on the fair value at the grant dates of such options and warrants, the Company's net loss would have been increased by $51,918 during the fiscal year ended January 31, 1998. Basic loss per common share and diluted loss per common share would have been increased by $0.03 and $0.03 per share during the fiscal year ended January 31, 1998.

       The weighted average grant-date fair value of options issued during the year ended January 31, 1998 was $0.85 which was calculated in accordance with the Black-Scholes option pricing model using the following weighted average assumptions:

             Expected term (years)                            3.29
             Risk-free interest rate                          5.61%
             Expected dividend yield                          0.00%

(11)   Employee Stock Purchase Plan

       Effective October 1, 1994, the Company established an employee stock purchase plan (Plan) covering substantially all employees. The Plan allowed participating employees to purchase, through payroll deductions and Company matches approved by the Board of Directors, shares of the Company's Series B Convertible Preferred stock and Series C Convertible Preferred stock at a price of $2.50 per share. The Company has issued 43,358 shares of its Series B Convertible Preferred stock and 26,842 shares of its Series C Convertible Preferred stock under the Plan as of January 31, 1998. The Company has recorded $19,416 and $10,282 in compensation expense during the fiscal years ended January 31, 1998 and January 26, 1997, respectively, which represents the value of Company matches approved by the Board of Directors.

(12)    Commitments and Contingencies

        The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases, including leases with a related party, was approximately $1,112,000 and $1,055,000 for the fiscal years ended January 31, 1998 and January 26, 1997, respectively.


                                       39
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(12)    Commitments and Contingencies, Continued

        Future minimum lease payments under noncancelable operating leases as of January 31, 1998 are:


                     Fiscal years ending                   Related
                           January                          Party         Other            Total
                           -------                          -----         -----            -----
                            1999                            48,000       1,110,613        1,158,613
                            2000                             8,000         759,527          767,527
                            2001                              -            433,215          433,215
                            2002                              -            109,005          109,005
                            2003                              -             17,521           17,521
                                                         ----------    ------------     ------------

                   Total minimum
                         lease payments                     56,000       2,429,881        2,485,881
                                                         ==========    ============     ============

       The Company leases its Weatherford, Texas pawnshop from a joint venture owned by certain stockholders of the Company. Rent expense related to this lease totaled $48,000 during each of the fiscal years ended January 31, 1998 and January 26, 1997.

       The Company is involved in various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended January 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 31, 1998 to be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the such year.

ITEM 10.      EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 31, 1998 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 31, 1998 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 31, 1998 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

   3.1      (1)   PawnMart, Inc.'s Restated and Amended Certificate of
                  Incorporation

   3.2      (1)   PawnMart, Inc.'s Second Amended and Restated Bylaws

   4.1      (2)   Specimen Common Stock Certificate

   4.2      (2)   Specimen Series A Warrant Certificate

   4.3      (2)   Specimen Series B Warrant Certificate

   4.4      (2)   Form of Warrant Agreement

   4.5      (3)   Form of National Association of Securities Dealers, Inc.
                  broker-dealer warrants

  10.1      (2)   Form of Indemnity Agreement with Officers and Directors of
                  PawnMart, Inc.

  10.2      (1)   1997 PawnMart, Inc. Employee Stock Option Plan

  10.3      (2)   1997 PawnMart, Inc. Director Stock Option Plan

  21.1      (2)   Subsidiaries of PawnMart, Inc.

  27.1            Financial Data Schedule as of January 31, 1998

  27.2            Amended Financial Data Schedule as of January 26, 1997
-----------------------------------
(1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

(2) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form SB-2, filed on February 9, 1998
        (File No. 333-38597).

(3) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 3 to Form SB-2, filed on March 11, 1998
        (File No. 333-38597).

(b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.


By:  /s/ Carson R. Thompson         May 14, 1998              By: /s/ Thomas W. White          May 14, 1998
   -------------------------        ------------                 ---------------------         ------------
Carson R. Thompson                  Date                      Thomas W. White                  Date
Chief Executive Officer, Director                             Vice President - Finance
and Chairman of the Board                                     and Chief Accounting Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                DATE
/s/ Carson R. Thompson                      Chief Executive Officer, Director                    May 14, 1998
-----------------------                     and Chairman of the Board
Carson R. Thompson


/s/ Robert D. Bourland, Jr.                 President, Chief Operating Officer                   May 14, 1998
---------------------------                 and Director
Robert D. Bourland, Jr.


/s/ Thomas W. White                         Vice President - Finance and                         May 14, 1998
-------------------                         Chief Accounting Officer
Thomas W. White


/s/ Randall L. Haden                        Vice President - Information Services                May 14, 1998
---------------------
Randall L. Haden


/s/ Robert E. Camp                          Director                                             May 14, 1998
--------------------
Robert E. Camp


/s/ James E. Berk                           Director                                             May 14, 1998
------------------
James E. Berk


/s/ Monty R. Standifer                      Director                                             May 14, 1998
-----------------------
Monty R. Standifer


/s/ Mark E. Kane                            Director                                             May 14, 1998
-----------------
Mark E. Kane


/s/ J. Roger Williams                       Director                                             May 14, 1998
---------------------
J. Roger Williams

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
--------                 -----------

3.1  (1)                 PawnMart, Inc's Restated and Amended Certificate of
                         Incorporation

3.2  (1)                 PawnMart, Inc's Second Amended and Restated Bylaws

4.1  (2)                 Specimen Common Stock Certificate

4.2  (2)                 Specimen Series A Warrant Certificate

4.3  (2)                 Specimen Series B Warrant Certificate

4.4  (2)                 Form of Warrant Agreement

4.5  (3)                 Form of National Association of Securities Dealers,
                         Inc. broker-dealer warrants

10.1 (2)                 Form of Indemnity Agreement with Officers and
                         Directors of PawnMart, Inc.

10.2 (1)                 1997 PawnMart, Inc. Employee Stock Option Plan

10.3 (2)                 1997 PawnMart, Inc. Director Stock Option Plan

21.1 (2)                 Subsidiaries of PawnMart, Inc.

27.1                     Financial Data Schedule as of January 31, 1998

27.2                     Amended Financial Data Schedule as of January 26, 1997

----------------------------------------
(1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

(2) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form SB-2, filed on February 9, 1998 (File No. 333-38597)

(3) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 3 to Form SB-2, filed on March 11, 1998 (File No. 333-38597)