Form 10QSB
period 1998-05-02
PAWNMART INC
filed 1998-06-11
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended May 2, 1998


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________


                           Commission File No. 1-13919


                                 PAWNMART, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                  75-2520896
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


            301 COMMERCE STREET, SUITE 3600, FORT WORTH, TEXAS 76102
                    (Address of principal executive offices)

                                 (817) 335-7296
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock outstanding as of June 1, 1998 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of June 1, 1998 was 1,380,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of June 1, 1998 was 1,380,000.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                   May 2,          January 31,
                                                                                    1998              1998
                                                                                ------------      ------------
                                                                                 (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents (note 2)                                           $      2,642               151
   Accounts receivable                                                                    51                32
   Pawn service charges receivable                                                       207               233
   Loans                                                                               2,153             2,421
   Inventories, net                                                                    2,074             1,944
   Prepaid expenses and other current assets                                             144                98
                                                                                ------------      ------------
            Total current assets                                                       7,271             4,879
                                                                                ------------      ------------

Property and equipment, net                                                              815               802
Goodwill and other intangible assets, net                                                 48                63
Debt issuance costs, net (note 2)                                                         27               545
Other assets                                                                             139               388
                                                                                ------------      ------------
                                                                                $      8,300             6,677
                                                                                ============      ============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable and accrued liabilities                                     $        486             1,051
   Current installments of notes payable (note 2)                                        513             2,070
                                                                                ------------      ------------
            Total current liabilities                                                    999             3,121
                                                                                ------------      ------------

Long-term notes payable, net of current installments (note 2)                             --             9,778
                                                                                ------------      ------------
                                                                                         999            12,899
                                                                                ------------      ------------

Stockholders' equity (deficit) (note 2):
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
      3,661,200 shares issued at January 31, 1998                                         --                37
   Common stock, $.01 par value; authorized 20,000,000 shares;
      7,230,877 and 1,950,424 shares issued at May 2, 1998 and
      January 31, 1998, respectively                                                      72                19
   Series A redeemable common stock purchase warrants, $0.125 par
      value; 1,380,000 warrants issued and outstanding at May 2, 1998                    173                --
   Series B redeemable common stock purchase warrants, $0.0625 par
      value; 1,380,000 warrants issued and outstanding at May 2, 1998                     86                --
   Additional paid-in capital                                                         22,241             7,657
   Preferred stock discount                                                               --              (674)
   Accumulated deficit                                                               (15,201)          (13,191)
                                                                                ------------      ------------
                                                                                       7,371            (6,152)
   Less treasury stock, at cost; 21,432 common shares at May 2, 1998 and 13,189 common shares and 25,000 preferred shares at
      January 31, 1998                                                                   (70)              (70)
                                                                                ------------      ------------

            Total stockholders' equity (deficit)                                       7,301            (6,222)
                                                                                ------------      ------------

                                                                                $      8,300             6,677
                                                                                ============      ============




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                                           Thirteen Weeks    Thirteen Weeks
                                                                Ended            Ended
                                                            May 2, 1998      April 27, 1997
                                                           --------------    --------------
Revenues:
   Merchandise sales                                        $      1,842             1,614
   Pawn service charges                                              775               674
   Other                                                              33                 8
                                                            ------------      ------------
         Total revenues                                            2,650             2,296

Cost of sales                                                      1,227             1,170
                                                            ------------      ------------
                                                                   1,423             1,126
                                                            ------------      ------------

Expenses:
   Store operating expenses                                        1,053               898
   Corporate administrative expenses                                 759               400
   Interest expense                                                  809               419
   Depreciation and amortization                                     121               131
                                                            ------------      ------------
         Total expenses                                            2,742             1,848
                                                            ------------      ------------

         Net loss                                                 (1,319)             (722)

Preferred stock dividends                                            692                --
                                                            ------------      ------------

         Net loss to common stockholders                    $     (2,011)             (722)
                                                            ============      ============

Loss per common share (note 3):
         Basic                                              $      (0.63)            (0.39)
                                                            ============      ============
         Diluted                                            $      (0.63)            (0.39)
                                                            ============      ============



See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                         Thirteen Weeks    Thirteen Weeks
                                                                                             Ended              Ended
                                                                                             May 2,           April 27,
                                                                                              1998              1997
                                                                                         --------------    --------------
Cash flows from operating activities:
   Net loss                                                                               $     (1,319)             (722)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                             121               131
         Amortization of debt issuance costs                                                        85                60
         Amortization of debt discount                                                             495                --
         Common stock issued for services                                                          200                --
         Changes in operating assets and liabilities:
               Accounts receivable                                                                 (19)               (7)
               Pawn service charges receivable                                                      26                25
               Inventories                                                                        (130)              (22)
               Prepaid expenses and other current assets                                           (46)               12
               Other assets                                                                        249                10
               Accounts payable and accrued liabilities                                           (565)             (286)
                                                                                          ------------      ------------
                     Net cash used in operating activities                                        (903)             (799)
                                                                                          ------------      ------------

Cash flows from investing activities:
   Net decrease in pawn loans                                                                      268               239
   Purchases of property and equipment                                                            (119)              (82)
                                                                                          ------------      ------------
                     Net cash provided by investing activities                                     149               157
                                                                                          ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                         135               719
   Principal payments on notes payable                                                          (2,445)              (80)
   Net proceeds from issuance of common stock and warrants                                       5,583                --
   Purchase of treasury stock                                                                       --                (5)
   Net proceeds from issuance of preferred stock                                                    --                 1
   Payment of debt issuance costs                                                                  (10)              (92)
   Preferred stock dividends paid                                                                  (18)               --
                                                                                          ------------      ------------
                     Net cash provided by financing activities                                   3,245               543
                                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                                             2,491               (99)
Cash and cash equivalents at beginning of period                                                   151               143
                                                                                          ------------      ------------
Cash and cash equivalents at end of period                                                $      2,642                44
                                                                                          ============      ============

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                                 $        376               358
                                                                                          ============      ============



Noncash Investing and Financing Activities:

    On March 20, 1998, $9,520,000 in convertible subordinated debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock were automatically converted into 1,482,766 shares of common stock in connection with the completion of the Company's initial public offering (note 2). During the thirteen weeks ended May 2, 1998, the Company recognized $674,000 in preferred stock dividends in connection with the amortization of preferred stock discounts resulting from the preferred stock beneficial conversion feature. On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for $200,000 in professional services associated with marketing and new store site selection analysis.




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)    Basis of Presentation

           The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. Due to a change in the Company's fiscal year end during January 1998, the financial results as of and for the thirteen weeks ended April 27, 1997 end six days earlier than the financial results as of and for the thirteen weeks ended May 2, 1998. The results of operations for the thirteen weeks ended May 2, 1998 and April 27, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

           The consolidated financial statements include the financial statements of PawnMart, Inc. (the "Company") and its single purpose, wholly owned subsidiaries PCI Finance 1994-I, Inc., PCI Finance 1995-I, Inc., PCI Finance 1996-1, Inc., and PCI Finance 1996-2, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 1998 included in the Company's Form 10-KSB which has been previously filed with the Securities and Exchange Commission.

(2)    Completion of Initial Public Offering and Financial Restructuring

           On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock at a price of $5.00 per share, 1,380,000 Series A redeemable common stock purchase warrants at a price of $0.125 per warrant, and 1,380,000 Series B redeemable common stock purchase warrants at a price of $0.0625 per warrant and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000. Each Series A warrant and Series B warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and $8.00 per share, respectively, through March 2003 and March 2004.

           In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock automatically converted into an aggregate of 1,482,766 shares of common stock. Through May 2, 1998, the Company had utilized $2,419,000 of the net proceeds to repay certain notes payable.

(3)    Net Loss Per Common Share

           Net loss per common share is calculated as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement No. 128). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised and converted into common stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(3)    Net Loss Per Common Share, Continued

           The following table presents a reconciliation between basic and diluted weighted average common shares outstanding at May 2, 1998 and April 27, 1997. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the thirteen weeks ended May 2, 1998 and April 27, 1997, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.


                                                           1998                 1997
                                                       -----------           ----------
                                                                 (In thousands)
Weighted average shares - basic                              3,215                1,835
Shares attributable to stock options, warrants
and convertible securities                                   3,281                3,094
                                                       -----------           ----------
Weighted average shares - diluted                            6,496                4,929
                                                       ===========           ==========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors, include, but are not limited to, those set forth and those appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

       In addition, the following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

GENERAL

       PawnMart, Inc. (the "Company") is a financial services and specialty retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of June 1, 1998, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated twenty
(20) stores located in Texas, Georgia, Alabama, and North Carolina.

       The completion of the Company's initial public offering on March 20, 1998 (see "Item 1. Consolidated Financial Statements") resulted in a significant financial restructuring of the Company's capital structure which dramatically improved the Company's consolidated balance sheet and virtually eliminated the Company's existing interest and dividend requirements.

Expansion of Operations

       With the completion of the Company's initial public offering and financial restructuring in March 1998, the Company strategic objective is to implement a rapid roll-out of new PAWNMART(sm) stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. To achieve its strategic objectives, the Company has adopted the following strategy:

o Develop New - Rather Than Acquire - Stores That Meet Site Selection, Store Size and Configuration Requirements in Selected Markets. The Company believes that by opening new stores - rather than acquiring smaller "mom and pop" stores - it will enjoy substantial long-term strategic benefits. First, the Company believes that ideal site selection is one of the most critical factors in creating a successful PAWNMART(sm) store. In this regard, the Company has developed extensive customer demographics that identify both its borrowing and retail customers. The Company believes that most existing pawnshops are situated in less than ideal locations. The Company, therefore, believes that by opening new stores only in locations meeting its demographic and site selection requirements, it will be well situated to compete effectively in the highly fragmented pawnshop industry. Second, the Company believes that the "look and feel" of its stores is an important factor in establishing a successful specialty retail store and that most existing pawnshops do not meet, and cannot cost-effectively be modified to meet, the Company's store size and configuration requirements. By opening new stores only in accordance with its specifications, the Company can ensure that each PAWNMART(sm) has a similar "look and feel." During the fiscal year ending January 30, 1999 ("Fiscal 1998"), the Company anticipates opening between 12 and 15 stores.

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

o Utilize Information Technology. The Company has developed PAWNLINK(tm), a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK(tm) is a user friendly, menu driven software package that operates in a Windows 95TM environment. PAWNLINK(tm) interfaces with the Company's centralized database, assists in determining the maximum amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

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

Selected Financial Information

       Selected elements of the Company's unaudited consolidated financial statements are shown below for the thirteen weeks ended May 2, 1998 and April 27, 1997 as a percentage of total revenues and as a percentage change from period to period.

                                                    % OF TOTAL REVENUES
                                                   THIRTEEN WEEKS ENDED
                                                  -----------------------
                                                   MAY 2,        APRIL 27,    % INCREASE
                                                    1998           1997       (DECREASE)
                                                  --------       --------     ----------
Merchandise Sales ...........................         69.5           70.3           14.1
Pawn Service Charges ........................         29.2 %         29.4 %         15.0 %
Other Income ................................          1.3            0.3          312.5
                                                  --------       --------       --------
Total Revenues ..............................        100.0          100.0           15.4
Cost of Sales ...............................         46.3           51.0            4.9
                                                  --------       --------       --------
Gross Profit ................................         53.7           49.0           26.4
Store Operating Expenses ....................         39.7           39.1           17.3
                                                  --------       --------       --------
Store Contribution ..........................         14.0            9.9           62.3
Corporate Administrative Expenses ...........         28.6           17.4           89.8
Interest Expense ............................         30.5           18.2           93.1
Depreciation and Amortization ...............          4.7            5.7           (7.7)
                                                  --------       --------       --------
Net Loss ....................................        (49.8)%        (31.4)%         82.7 %
                                                  ========       ========       ========


RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 1998 Compared to Thirteen Weeks Ended April 27, 1997

       Total revenues increased 15.4% to $2,650,000 for the thirteen weeks ended May 2, 1998 (the "Three Month 1998 Period") as compared to $2,296,000 for the thirteen weeks ended April 27, 1997 (the "Three Month 1997 Period"). The overall increase is attributable to a 14.1% increase in comparable store merchandise sales and a 15.0% increase in comparable store pawn service charges at stores opened 12 months or more as of May 2, 1998 ("Comparative Stores").

       Merchandise sales increased 14.1% to $1,842,000 during the Three Month 1998 Period from $1,614,000 during the Three Month 1997 Period due to gains at Comparable Stores attributable to store maturation, increased store traffic and marketing programs.

       Pawn service charges increased 15.0% to $775,000 during the Three Month 1998 Period from $674,000 during the Three Month 1997 Period primarily due to pawn loans at Comparable Stores increasing 8.2% from $1,989,000 at April 27, 1997 to $2,153,000 at May 2, 1998. The Company expects that, during the first four years of operation, a store should experience significant increases in loan activity resulting in a higher percentage of loans being renewed, causing pawn service charges to increase as a percentage of loans outstanding.

       Gross profit as a percentage of total revenues increased 4.7% from 49.0% during the Three Month 1997 Period to 53.7% during the Three Month 1998 Period primarily due to improvements in shrinkage at the Company's locations and an uninsured theft at one of the Company's locations during February 1997. Excluding the uninsured theft at one of the Company's locations during February 1997, the Company's annualized inventory turnover rate was 2.4 times during the Three Month 1998 Period compared to 2.2 times during the Three Month 1997 Period primarily due to increased store traffic, marketing programs and a conscious effort by the Company to turn older inventory. Management expects to continue a positive trend in inventory turns as the Company continues to implement its specialty retail strategies. The Company currently maintains theft insurance at all locations.

       Store operating expenses increased 17.3% to $1,053,000 during the Three Month 1998 Period from $898,000 during the Three Month 1997 Period primarily due to increased labor at Comparative Stores to support increased store activity and increased advertising expenses associated with the Company's marketing programs.

       Store contribution margin increased 62.3% to $370,000 during the Three Month 1998 Period compared to $228,000 during the Three Month 1997 Period primarily due to increases in Comparative Stores merchandise sales and pawn service charges which were not offset by corresponding increases in cost of sales and store operating expenses.

       Corporate administrative expenses increased 89.8% to $759,000 during the Three Month 1998 Period from $400,000 during the Three Month 1997 Period primarily due to (i) the Company issuing 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and new store site selection, (ii) increased salaries associated with the hiring of additional executive management to support planned growth,
(ii) increased expenses associated with development of marketing programs and human resource development and (iii) the timing of the accrual of the Company's annual audit fees. As a result of the above, management anticipates that corporate administrative expenses as a percentage of total revenues will decrease the remainder of Fiscal 1998.

       Interest expense increased 93.1% to $809,000 during the Three Month 1998 Period from $419,000 during the Three Month 1997 Period primarily due to $495,000 in noncash non-recurring interest expense recognized during the Three Month 1998 Period resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures which was offset by reduced interest expense during the Three Month 1998 Period attributable to the conversion and repayment of indebtedness upon completion of the Company's initial public offering. See note 6 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. The Three Month 1998 Period also included $313,000 in interest expense which was incurred by the Company related to debt that was either converted or repaid upon completion of the Company's initial public offering. The Three Month 1997 Period included $398,000 in similar interest expense.

       During the Three Month 1998 Period, the Company recognized $674,000 in noncash non-recurring preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock and $18,000 in non-recurring preferred stock dividends associated with the Company's 12% Series Convertible Exchangeable Preferred stock. See note 9 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock.

       Net loss to common stockholders during the Three Month 1998 Period was $2,011,000, or $0.63 per basic and diluted share, compared to $722,000, or $0.39 per basic and diluted share, during the Three Month 1997 Period. Excluding the non-recurring corporate administrative expenses, non-recurring interest expense, interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering and non-recurring preferred stock dividends, net loss to common stockholders during the Three Month 1998 Period would have been $311,000, or $0.10 per basic and diluted share, compared to $324,000, or $0.18 per basic and diluted share, during the Three Month 1997 Period.

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

       At May 2, 1998 and January 31, 1998, the Company operated 19 stores. Prior to the completion of the Company's initial public offering on March 20, 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. On March 20, 1998, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $5,583,000. See "Item 1. Consolidated Financial Statements." In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 shares of common stock. Additionally, the Company utilized $2,419,000 of the net proceeds to repay $2,037,000 in 15% notes payable, $157,000 in notes payable to stockholders and $225,000 in notes payable to the Company's Chief Executive Officer. Furthermore, the Company intends to utilize an additional $105,000 of the net proceeds to repay all remaining 15% notes payable.

       In connection with the completion of the initial public offering and resulting financial restructuring, the Company's annual cash interest requirements have been decreased by approximately $1,697,000 and the Company's annual cash dividend requirements have been decreased by approximately $130,000. Management believes the completion of the initial public offering and the resulting financial restructuring have positioned the Company with a capital structure that will allow its planned retail store expansion.

       At May 2, 1998, the Company's primary sources of liquidity were $2,642,000 in cash and cash equivalents, $207,000 in pawn service charges receivable, $2,153,000 in loans, and $2,074,000 in inventories. The Company had a current ratio of approximately 7.3 to 1.0 and 1.6 to 1.0 at May 2, 1998 and January 31, 1998, respectively. Net cash used in operating activities was $903,000 during the Three Month 1998 Period and $799,000 during the Three Month 1997 Period.

       The Company believes that its planned retail store expansion program will be funded by cash flows from operations from its established stores, the net proceeds from the initial public offering, a commercial credit facility and other forms of financing. The Company has had discussions with several commercial banks with regard to a credit facility which would be provided to the Company on terms similar to credit facilities provided to other public companies in the pawnshop industry. No assurance can be made that the Company will obtain long or short-term financing to realize certain business opportunities. In the event the Company does not obtain the credit facility, the Company will modify or reduce its expansion schedule. While management does not expect that the failure to obtain the credit facility would adversely affect the Company's cash flows, there can be no assurance that cash flow would not be affected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       On May 1, 1998, the Company issued 44,445 shares of unregistered common stock, par value $.01 per share, to The Buxton Company in exchange for professional services associated with marketing and new store site selection analysis. In connection with such issuance, the Company has recorded $200,000 in corporate administrative expenses which represents the fair value of the common stock issued on the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27.1 - Financial Data Schedule (EDGAR version only)

(b)     Reports on Form 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.


By: /s/ Carson R. Thompson           June 11, 1998     By: /s/ Thomas W. White          June 11, 1998
   -----------------------           -------------        -------------------           -------------
   Carson R. Thompson                Date                 Thomas W. White               Date
   Chief Executive Officer, Director                      Vice President - Finance
   and Chairman of the Board                              and Chief Accounting Officer

                              INDEX TO EXHIBITS





EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
  27.1          Financial Data Schedule