Form 10QSB
period 1998-08-01
PAWNMART INC
filed 1998-09-16
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 1998


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 1, 1998 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of September 1, 1998 was 1,380,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of September 1, 1998 was 1,380,000.

Transitional small business disclosure format (check one): Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                 (In thousands, except share and per share data)


                                                                                    August 1,    January 31,
                                                                                       1998          1998
                                                                                   -----------   -----------
                                                                                   (Unaudited)
                                  Assets
                                  ------
Current assets:
   Cash and cash equivalents                                                       $    877      $    151
   Accounts receivable                                                                  147            32
   Pawn service charges receivable                                                      244           233
   Loans                                                                              2,420         2,421
   Inventories, net                                                                   2,361         1,944
   Prepaid expenses and other current assets                                            119            98
                                                                                   --------      --------
            Total current assets                                                      6,168         4,879
                                                                                   --------      --------

Property and equipment, net                                                           1,175           802
Goodwill and other intangible assets, net                                                33            63
Debt issuance costs, net (note 2)                                                        16           545
Other assets                                                                            150           388
                                                                                   --------      --------
                                                                                   $  7,542      $  6,677
                                                                                   ========      ========

              Liabilities and Stockholders' Equity (Deficit)
              ---------------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                                        $    590      $  1,051
   Current installments of notes payable (note 2)                                       362         2,070
                                                                                   --------      --------
            Total current liabilities                                                   952         3,121
                                                                                   --------      --------

Long-term notes payable, net of current installments (note 2)                          --           9,778
                                                                                   --------      --------
                                                                                        952        12,899
                                                                                   --------      --------

Stockholders' equity (deficit) (note 2):
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
      3,661,200 shares issued at January 31, 1998                                      --              37
   Common stock, $.01 par value; authorized 20,000,000 shares;
      7,230,877 and 1,950,424 shares issued at August 1, 1998 and
      January 31, 1998, respectively                                                     72            19
   Series A redeemable common stock purchase warrants, $0.125 par
      value; 1,380,000 warrants issued and outstanding at August 1, 1998                173           --
   Series B redeemable common stock purchase warrants, $0.0625 par
      value; 1,380,000 warrants issued and outstanding at August 1, 1998                 86           --
   Additional paid-in capital                                                        22,241         7,657
   Preferred stock discount                                                            --            (674)
   Accumulated deficit                                                              (15,912)      (13,191)
                                                                                   --------      --------
                                                                                      6,660        (6,152)
   Less treasury stock, at cost; 21,432 common shares at August 1,
      1998 and 13,189 common shares and 25,000 preferred shares at
      January 31, 1998                                                                  (70)          (70)
                                                                                   --------      --------

            Total stockholders' equity (deficit)                                      6,590        (6,222)
                                                                                   --------      --------

                                                                                   $  7,542      $  6,677
                                                                                   ========      ========

          See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                                                  Three Months Ended         Six Months Ended
                                                                 August 1,    July 27,     August 1,    July 27,
                                                                   1998         1997         1998        1997
                                                                 -------      -------      --------     -------

Revenues:
   Merchandise sales                                             $ 1,685      $ 1,468      $ 3,527      $ 3,082
   Pawn service charges                                              776          700        1,551        1,374
   Other                                                              38           27           71           35
                                                                 -------      -------      -------      -------
         Total revenues                                            2,499        2,195        5,149        4,491

Cost of sales                                                      1,125          964        2,344        2,111
                                                                 -------      -------      -------      -------
                                                                   1,374        1,231        2,805        2,380
                                                                 -------      -------      -------      -------

Expenses:
   Store operating expenses                                        1,162          930        2,223        1,852
   Corporate administrative expenses                                 764          589        1,523          988
   Interest expense                                                   22          455          831          874
   Depreciation and amortization                                     136          124          257          255
                                                                 -------      -------      -------      -------
         Total expenses                                            2,084        2,098        4,834        3,969
                                                                 -------      -------      -------      -------

         Net loss                                                   (710)        (867)      (2,029)      (1,589)

Preferred stock dividends                                           --           --            692         --
                                                                 -------      -------      -------      -------

         Net loss to common
            stockholders                                         $  (710)     $  (867)     $(2,721)     $(1,589)
                                                                 =======      =======      =======      =======

Loss per common share (note 3):
         Basic                                                   $ (0.10)     $ (0.47)     $ (0.47)     $ (0.86)
                                                                 =======      =======      =======      =======
         Diluted                                                 $ (0.10)     $ (0.47)     $ (0.47)     $ (0.86)
                                                                 =======      =======      =======      =======













         See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                    Six Months   Six Months
                                                                                      Ended        Ended
                                                                                     August 1,    July 27,
                                                                                       1998         1997
                                                                                       ----         ----
Cash flows from operating activities:
   Net loss                                                                          $(2,029)     $(1,589)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   257          255
         Amortization of debt issuance costs                                              96          128
         Amortization of debt discount                                                   495         --
         Common stock issued for services                                                200            4
         Changes in operating assets and liabilities:
               Accounts receivable                                                      (115)        --
               Pawn service charges receivable                                           (11)         (14)
               Inventories                                                              (417)        (153)
               Prepaid expenses and other current assets                                 (21)         (16)
               Other assets                                                              238            8
               Accounts payable and accrued liabilities                                 (461)        (744)
                                                                                     -------      -------
                     Net cash used in operating activities                            (1,768)      (2,121)
                                                                                     -------      -------

Cash flows from investing activities:
   Net (increase) decrease in pawn loans                                                   1         (138)
   Purchases of property and equipment                                                  (600)        (111)
                                                                                     -------      -------
                     Net cash provided by investing activities                          (599)        (249)
                                                                                     -------      -------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                               135        2,409
   Principal payments on notes payable                                                (2,596)        (107)
   Net proceeds from issuance of common stock and warrants                             5,582            3
   Purchase of treasury stock                                                           --             (5)
   Net proceeds from issuance of preferred stock                                        --            817
   Payment of debt issuance costs                                                        (10)        (228)
   Preferred stock dividends paid                                                        (18)        --
                                                                                     -------      -------
                     Net cash provided by financing activities                         3,093        2,889
                                                                                     -------      -------

Net increase in cash and cash equivalents                                                726          519
Cash and cash equivalents at beginning of period                                         151          143
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $   877      $   662
                                                                                     =======      =======

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                            $   381      $   714
                                                                                     =======      =======

Noncash Financing Activities:

    On March 20, 1998, $9,520,000 in convertible subordinated debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock were automatically converted into 1,482,766 shares of common stock in connection with the completion of the Company's initial public offering (note 2). During the six months ended August 1, 1998, the Company recognized $674,000 in preferred stock dividends in connection with the amortization of preferred stock discounts resulting from the preferred stock beneficial conversion feature. On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for $200,000 in professional services associated with marketing and new store site selection analysis.




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)    Basis of Presentation

           The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. Due to a change in the Company's fiscal year end during January 1998, the financial results as of and for the three and six months ended July 27, 1997 end six days earlier than the financial results as of and for the three and six months ended August 1, 1998. The results of operations for the three and six months ended August 1, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2)    Completion of Initial Public Offering and Financial Restructuring

           On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock at a price of $5.00 per share, 1,380,000 Series A redeemable common stock purchase warrants at a price of $0.125 per warrant, and 1,380,000 Series B redeemable common stock purchase warrants at a price of $0.0625 per warrant and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,582,000. Each Series A warrant and Series B warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and $8.00 per share, respectively, through March 2003 and March 2004.

           In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock automatically converted into an aggregate of 1,482,766 shares of common stock. Through August 1, 1998, the Company had utilized $2,524,000 of the net proceeds to repay certain notes payable.

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

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(3)    Net Loss Per Common Share, Continued

           The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three and six months ended August 1, 1998 and July 27, 1997, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three and six months ended August 1, 1998 and July 27, 1997, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                       Three Months Ended           Six Months Ended
(In Thousands)                                        August 1,     July 27,      August 1,    July 27,
                                                        1998          1997          1998         1997
                                                        ----          ----          ----         ----

Weighted average shares - basic                        7,209         1,840         5,803         1,838
Shares attributable to stock options, warrants
and convertible securities                              --           3,456         1,040         3,353
                                                       =====         =====         =====         =====
Weighted average shares - diluted                      7,209         5,296         6,843         5,191
                                                       =====         =====         =====         =====

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

GENERAL

       PawnMart, Inc. (the "Company") is a financial services and specialty retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of September 1, 1998, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated twenty two (22) stores located in Texas, Georgia, Alabama, and North Carolina.

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

       o Utilize Information Technology. The Company has developed PAWNLINK(TM), a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK(TM) is a user friendly, menu driven software package that operates in a Windows 95(TM) environment. PAWNLINK(TM) interfaces with the Company's centralized database, assists in determining the maximum amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

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

Selected Financial Information

       Selected elements of the Company's unaudited consolidated financial statements are shown below for the three and six months ended May 2, 1998 and April 27, 1997 as a percentage of total revenues.

                                         Three Months Ended            Six Months Ended
                                       August 1,     July 27,      August 1,     July 27,
                                         1998          1997          1998          1997
                                         ----          ----          ----          ----

Merchandise Sales ...................    67.4 %        66.9 %        68.5 %        68.6 %
Pawn Service Charges ................    31.1          31.9          30.1          30.6
Other Income ........................     1.5           1.2           1.4           0.8
                                        -----         -----         -----         -----
Total Revenues ......................   100.0         100.0         100.0         100.0
Cost of Sales .......................    45.0          43.9          45.5          47.0
                                        -----         -----         -----         -----
Gross Profit ........................    55.0          56.1          54.5          53.0
Store Operating Expenses ............    46.5          42.4          43.2          41.2
                                        -----         -----         -----         -----
Store Contribution ..................     8.5          13.7          11.3          11.8
Corporate Administrative Expenses ...    30.6          26.8          29.6          22.0
Interest Expense ....................     0.9          20.7          16.1          19.5
Depreciation and Amortization .......     5.4           5.6           5.0           5.7
                                        -----         -----         -----         -----
Net Loss ............................   (28.4)%       (39.4)%       (39.4)%       (35.4)%
                                        =====         =====         =====         =====

RESULTS OF OPERATIONS

Six Months Ended August 1, 1998 Compared to Six Months Ended July 27, 1997

       Total revenues increased 14.7% to $5,149,000 for the six months ended August 1, 1998 (the "Six Month 1998 Period") as compared to $4,491,000 for the six months ended July 27, 1997 (the "Six Month 1997 Period"). The overall increase is attributable to a 12.0% increase in comparable store revenues at stores opened 12 months or more as of August 1, 1998 ("Comparative Stores") and revenues from two new locations opened during the second quarter of the Six Month 1998 Period.

       Merchandise sales increased 14.4% to $3,527,000 during the Six Month 1998 Period from $3,082,000 during the Six Month 1997 Period due to a 11.9% increase in merchandise sales from Comparative Stores and merchandise sales from two new locations opened during the second quarter of the Six Month 1998 Period.

       Pawn service charges increased 12.9% to $1,551,000 during the Six Month 1998 Period from $1,374,000 during the Six Month 1997 Period primarily due to a 12.3% increase in pawn service charges from Comparative Stores and pawn service charges from two new locations opened during the second quarter of the Six Month 1998 Period.

       Gross profit as a percentage of total revenues increased 1.5% from 53.0% during the Six Month 1997 Period to 54.5% during the Six Month 1998 Period primarily due to improvements in shrinkage at the Company's locations and an uninsured theft at one of the Company's locations during February 1997. Excluding the uninsured theft at one of the Company's locations during February 1997, the Company's annualized inventory turnover rate was 2.2 times during the Six Month 1998 Period compared to 2.0 times during the Six Month 1997 Period primarily due to increased store traffic and a conscious effort by the Company to turn older inventory. Management expects to continue a positive trend in inventory turns as the Company continues to implement its specialty retail strategies. The Company currently maintains theft insurance at all locations.

       Store operating expenses increased 20.0% to $2,223,000 during the Six Month 1998 Period from $1,852,000 during the Six Month 1997 Period primarily due to increased labor at Comparative Stores to support increased store activity, increased advertising expenses associated with the Company's marketing programs and expenses attributable to new locations opened during the second quarter of the Six Month 1998 Period. On a Comparative Store basis, store operating expenses comprised 41.8% of total revenues during the Six Month 1998 Period compared to 41.2% of total revenues during the Six Month 1997 Period.

       Store contribution margin increased 10.2% to $582,000 during the Six Month 1998 Period compared to $528,000 during the Six Month 1997 Period. Excluding the effects of new locations opened during the second quarter of the Six Month 1998 Period, store contribution margin increased 20.3% to $635,000 during the Six Month 1998 Period compared to $528,000 during the Six Month 1997 Period.

       Corporate administrative expenses increased 54.1% to $1,523,000 during the Six Month 1998 Period from $988,000 during the Six Month 1997 Period primarily due to (i) the Company issuing 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and new store site selection, (ii) increased labor costs associated with the hiring of manager trainees to support new store openings during the remainder of Fiscal 1998, (iii) increased labor costs associated with the hiring of additional executive management to support planned growth, and
(iv) increased professional fees associated with human resource development and regulatory matters.

       Interest expense decreased 4.9% to $831,000 during the Six Month 1998 Period from $874,000 during the Six Month 1997 Period. The Six Month 1998 Period includes $495,000 in noncash non-recurring interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense which was incurred by the Company related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 6 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. The Six Month 1997 Period included $855,000 in interest expense which was incurred by the Company related to debt that was either converted or repaid upon completion of the Company's initial public offering.

       During the Six Month 1998 Period, the Company recognized $674,000 in noncash non-recurring preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock and $18,000 in non-recurring preferred stock dividends associated with the Company's 12% Series Convertible Exchangeable Preferred stock. See note 9 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock.

       Net loss to common stockholders during the Six Month 1998 Period was $2,721,000, or $0.47 per basic and diluted share, compared to $1,589,000, or $0.86 per basic and diluted share, during the Six Month 1997 Period. Excluding the non-recurring corporate administrative expenses, non-recurring interest expense, interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering and non-recurring preferred stock dividends, net loss to common stockholders during the Six Month 1998 Period would have been $1,021,000, or $0.18 per basic and diluted share, compared to $734,000, or $0.40 per basic and diluted share, during the Six Month 1997 Period.

Three Months Ended August 1, 1998 Compared to Three Months Ended July 27, 1997

       Total revenues increased 13.8% to $2,499,000 for the three months ended August 1, 1998 (the "Three Month 1998 Period") as compared to $2,195,000 for the three months ended July 27, 1997 (the "Three Month 1997 Period"). The overall increase is attributable to a 8.9% increase in revenues at Comparative Stores and revenues from two new locations opened during the Three Month 1998 Period.

       Merchandise sales increased 14.8% to $1,685,000 during the Three Month 1998 Period from $1,468,000 during the Three Month 1997 Period due to a 9.4% increase in merchandise sales from Comparative Stores and merchandise sales from two new locations opened during the Three Month 1998 Period.

       Pawn service charges increased 10.9% to $776,000 during the Three Month 1998 Period from $700,000 during the Three Month 1997 Period primarily due to a 9.7% increase in pawn service charges from Comparative Stores and pawn service charges from two new locations opened during the Three Month 1998 Period.

       Gross profit as a percentage of total revenues decreased 1.1% from 56.1% during the Three Month 1997 Period to 55.0% during the Three Month 1998 Period primarily due to a conscious effort by the Company to turn older inventory and the impact of lower gross margins realized from promotions at two new locations opened during the Three Month 1998 Period. On a Comparative Store basis, gross profit as a percentage of total revenues decreased 0.7% from 56.1% during the Three Month 1997 Period to 55.4% during the Three Month 1998 Period. The Company's annualized inventory turnover rate was 2.0 times during the Three Month 1998 Period compared to 1.9 times during the Three Month 1997 Period.

       Store operating expenses increased 24.9% to $1,162,000 during the Three Month 1998 Period from $930,000 during the Three Month 1997 Period primarily due to increased labor at Comparative Stores to support increased store activity, increased advertising expenses associated with the Company's marketing programs and expenses attributable to new locations opened during the Three Month 1998 Period. On a Comparative Store basis, store operating expenses comprised 43.8% of total revenues during the Three Month 1998 Period compared to 43.5% of total revenues during the Three Month 1997 Period.

       Store contribution margin decreased 29.5% to $212,000 during the Three Month 1998 Period compared to $301,000 during the Three Month 1997 Period primarily due to the impacts of planned start-up losses at new locations. Excluding the effects of new locations opened during the Three Month 1998 Period, store contribution margin decreased 7.6% to $278,000 during the Three Month 1998 Period compared to $301,000 during the Three Month 1997 Period primarily due to increases in Comparative Store operating expenses which were not offset by corresponding increases in gross profit.

       Corporate administrative expenses increased 29.7% to $764,000 during the Three Month 1998 Period from $589,000 during the Three Month 1997 Period primarily due to (i) increased labor costs associated with the hiring of manager trainees to support new store openings during the remainder of Fiscal 1998, (ii) increased labor costs associated with the hiring of additional executive management to support planned growth, and (iii) increased professional fees associated with human resource development and regulatory matters.

       Interest expense decreased 95.2% to $22,000 during the Three Month 1998 Period from $455,000 during the Three Month 1997 Period due to the repayment or conversion of substantially all of the Company's debt upon completion of the initial public offering. Interest expense incurred during the Three Month 1997 Period was related to debt that was either converted or repaid upon completion of the Company's initial public offering.

       Net loss to common stockholders during the Three Month 1998 Period was $710,000, or $0.10 per basic and diluted share, compared to $867,000, or $0.47 per basic and diluted share, during the Three Month 1997 Period. Excluding the interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering, net loss to common stockholders during the Three Month 1997 Period would have been $412,000, or $0.22 per basic and diluted share.

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

       At September 1, 1998, the Company operated twenty two (22) stores. Prior to the completion of the Company's initial public offering on March 20, 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. On March 20, 1998, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $5,582,000. See "Item 1. Consolidated Financial Statements." In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $225,000 in notes payable to the Company's Chief Executive Officer. In connection with this financial restructuring, the Company's annual cash interest requirements have been decreased by approximately $1,697,000 and the Company's annual cash dividend requirements have been decreased by approximately $130,000. Management believes the completion of the initial public offering and the resulting financial restructuring have positioned the Company with a capital structure that will allow its planned retail store expansion.

       At August 1, 1998, the Company's primary sources of liquidity were $877,000 in cash and cash equivalents, $244,000 in pawn service charges receivable, $2,420,000 in loans, and $2,361,000 in inventories. The Company had a current ratio of approximately 6.5 to 1.0 and 1.6 to 1.0 at August 1, 1998 and January 31, 1998, respectively. Net cash used in operating activities was $1,768,000 during the Six Month 1998 Period and $2,121,000 during the Six Month 1997 Period.

       The Company believes that its planned retail store expansion program will be funded by borrowings from a commercial credit facility, the remaining net proceeds from the initial public offering, cash flows generated from its established stores, and future debt or equity offerings. The Company is currently finalizing the terms of an expected three-year, $10 million revolving line of credit with a commercial bank which will be provided to the Company on terms similar to credit facilities provided to other public companies in the pawnshop industry. However, no assurance can be made that the credit facility will be obtained. In the event the Company does not obtain the credit facility, the Company will pursue additional capital in the form of debt or equity offerings. Notwithstanding the above, the Company's planned retail store expansion program could be reduced or modified.

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

       The Company has upgraded all software programs to prevent the Year 2000 Issue from affecting its reliance on its computer network. The vendors who provide accounting systems and general office programs to the Company have upgraded their software systems to solve the Year 2000 Issue. The Company has upgraded substantially all of its hardware to prevent the Year 2000 Issue from affecting its operations and anticipates incurring approximately $30,000 to bring existing hardware into compliance with the Year 2000 Issue. Based on preliminary information, costs of addressing additional potential problems are not currently expected to have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all additional Year 2000 Issues in a timely manner.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's Annual Meeting of Stockholders was held on June 12, 1998 in Fort Worth, Texas. Of the 7,209,445 shares outstanding as of the record date, 5,467,410 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the security holders:

       (1) To elect the following to serve as Class I directors for terms expiring in 2001:


                                                   Votes For           Votes Abstaining
                                                   ---------           ----------------

                  Carson R. Thompson                5,383,573                83,837
                  Robert E. Camp                    5,383,573                83,837
                  J. Roger Williams                 5,383,573                83,837

       (2) To approve an amendment to the PawnMart, Inc. 1997 Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance from 494,602 to 1,000,000:


                  Votes for:                                               3,843,055
                  Votes against:                                           1,535,315
                  Votes abstaining:                                           89,040


       (3) To ratify the Company's appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending January 30, 1999:

                  Votes for:                                               5,289,530
                  Votes against:                                              80,063
                  Votes abstaining:                                           97,817


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

PAWNMART, INC.


By:  /s/ Carson R. Thompson         September 16, 1998        By: /s/ Thomas W. White            September 16, 1998
    -----------------------         ------------------            -------------------            ------------------
Carson R. Thompson                  Date                      Thomas W. White                    Date
Chief Executive Officer, Director                             Vice President - Finance
and Chairman of the Board                                     and Chief Accounting Officer


                               Index to Exhibits

     Exhibit No.              Description
     -----------              -----------

     Exhibit 27.1 - Financial Data Schedule (EDGAR version only)