Form 10QSB
period 1998-10-31
PAWNMART INC
filed 1998-12-14
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of December 2, 1998 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of December 2, 1998 was 1,380,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of December 2, 1998 was 1,380,000.

Transitional small business disclosure format (check one): Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                     October 31,    January 31,
                                                                                       1998            1998
                                                                                    -----------     -----------
                                                                                    (Unaudited)
                                            Assets
Current assets:
   Cash and cash equivalents                                                        $       178     $       151
   Accounts receivable                                                                      129              32
   Pawn service charges receivable                                                          299             233
   Loans                                                                                  2,958           2,421
   Inventories, net                                                                       2,610           1,944
   Prepaid expenses and other current assets                                                228              98
                                                                                    -----------     -----------
            Total current assets                                                          6,402           4,879
                                                                                    -----------     -----------

Property and equipment, net                                                               1,720             802
Debt issuance costs, net                                                                    106             545
Other assets                                                                                179             451
                                                                                    -----------     -----------
                                                                                    $     8,407     $     6,677
                                                                                    ===========     ===========

              Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable and accrued liabilities                                         $       914     $     1,051
   Current installments of notes payable (note 2)                                           109           2,070
                                                                                    -----------     -----------
            Total current liabilities                                                     1,023           3,121
                                                                                    -----------     -----------

Long-term notes payable, net of current installments (notes 2 and 3)                      1,600           9,778
                                                                                    -----------     -----------
                                                                                          2,623          12,899
                                                                                    -----------     -----------

Stockholders' equity (deficit) (note 2):
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
      3,661,200 shares issued at January 31, 1998                                          --                37
   Common stock, $.01 par value; authorized 20,000,000 shares;
      7,230,877 and 1,950,424 shares issued at October 31, 1998 and
      January 31, 1998, respectively                                                         72              19
   Series A redeemable common stock purchase warrants, $0.125 par
      value; 1,380,000 warrants issued and outstanding at October 31, 1998                  173            --
   Series B redeemable common stock purchase warrants, $0.0625 par
      value; 1,380,000 warrants issued and outstanding at October 31, 1998                   86            --
   Additional paid-in capital                                                            22,242           7,657
   Preferred stock discount                                                                --              (674)
   Accumulated deficit                                                                  (16,719)        (13,191)
                                                                                    -----------     -----------
                                                                                          5,854          (6,152)
   Less treasury stock, at cost; 21,432 common shares at October 31,
      1998 and 13,189 common shares and 25,000 preferred shares at
      January 31, 1998                                                                      (70)            (70)
                                                                                    -----------     -----------

            Total stockholders' equity (deficit)                                          5,784          (6,222)
                                                                                    -----------     -----------

                                                                                    $     8,407     $     6,677
                                                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                               Three Months Ended          Nine Months Ended
                                            October 31,   October 26,   October 31,   October 26,
                                               1998          1997          1998          1997
                                            ---------     ---------     ---------     ---------
Revenues:
   Merchandise sales                        $   1,998     $   1,890     $   5,525     $   4,972
   Pawn service charges                           887           732         2,438         2,106
   Other                                           21            33            92            67
                                            ---------     ---------     ---------     ---------
         Total revenues                         2,906         2,655         8,055         7,145

Cost of sales                                   1,409         1,282         3,754         3,392
                                            ---------     ---------     ---------     ---------
                                                1,497         1,373         4,301         3,753
                                            ---------     ---------     ---------     ---------

Expenses:
   Store operating expenses                     1,322         1,015         3,544         2,866
   Corporate administrative expenses              785           523         2,308         1,510
   Interest expense                                35           482           866         1,356
   Depreciation and amortization                  161           121           419           377
                                            ---------     ---------     ---------     ---------
         Total expenses                         2,303         2,141         7,137         6,109
                                            ---------     ---------     ---------     ---------

         Net loss                                (806)         (768)       (2,836)       (2,356)

Preferred stock dividends                        --            --             692          --
                                            ---------     ---------     ---------     ---------

         Net loss to common
           stockholders                     $    (806)    $    (768)    $  (3,528)    $  (2,356)
                                            =========     =========     =========     =========

Loss per common share (note 4):
         Basic                              $   (0.11)    $   (0.41)    $   (0.56)    $   (1.27)
                                            =========     =========     =========     =========
         Diluted                            $   (0.11)    $   (0.41)    $   (0.56)    $   (1.27)
                                            =========     =========     =========     =========























See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                     Nine Months   Nine Months
                                                                                        Ended         Ended
                                                                                      October 31,   October 26,
                                                                                         1998          1997
                                                                                      ---------     ---------
Cash flows from operating activities:
   Net loss                                                                           $  (2,836)    $  (2,356)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                      419           377
         Amortization of debt issuance costs                                                114           195
         Amortization of debt discount                                                      495          --
         Common stock and preferred stock issued for services                               200            29
         Changes in operating assets and liabilities:
               Accounts receivable                                                          (97)          (15)
               Pawn service charges receivable                                              (66)          (21)
               Inventories                                                                 (666)         (257)
               Prepaid expenses and other current assets                                   (130)         (159)
               Other assets                                                                 226           (15)
               Accounts payable and accrued liabilities                                    (137)         (712)
                                                                                      ---------     ---------
                     Net cash used in operating activities                               (2,478)       (2,934)
                                                                                      ---------     ---------

Cash flows from investing activities:
   Net increase in pawn loans                                                              (537)         (198)
   Purchases of property and equipment                                                   (1,291)         (162)
                                                                                      ---------     ---------
                     Net cash used in investing activities                               (1,828)         (360)
                                                                                      ---------     ---------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                2,166         2,589
   Principal payments on notes payable                                                   (3,280)         (107)
   Net proceeds from issuance of common stock and warrants                                5,583             3
   Purchase of treasury stock                                                              --              (5)
   Net proceeds from issuance of preferred stock                                           --           1,153
   Payment of debt issuance costs                                                          (118)         (252)
   Preferred stock dividends paid                                                           (18)          (33)
                                                                                      ---------     ---------
                     Net cash provided by financing activities                            4,333         3,348
                                                                                      ---------     ---------

Net increase in cash and cash equivalents                                                    27            54
Cash and cash equivalents at beginning of period                                            151           143
                                                                                      ---------     ---------
Cash and cash equivalents at end of period                                            $     178     $     197
                                                                                      =========     =========

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                             $     393     $   1,132
                                                                                      =========     =========

Noncash Financing Activities:

    On March 20, 1998, $9,520,000 in convertible subordinated debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock were automatically converted into 1,482,766 shares of common stock in connection with the completion of the Company's initial public offering (note 2). During the nine months ended October 31, 1998, the Company recognized $674,000 in preferred stock dividends in connection with the amortization of preferred stock discounts resulting from the preferred stock beneficial conversion feature. On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for $200,000 in professional services associated with marketing and new store site selection analysis.




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)    Basis of Presentation

           The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. Due to a change in the Company's fiscal year end during January 1998, the financial results as of and for the three and nine months ended October 26, 1997 end six days earlier than the financial results as of and for the three and nine months ended October 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2)     Completion of Initial Public Offering and Financial Restructuring

           On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock at a price of $5.00 per share, 1,380,000 Series A redeemable common stock purchase warrants at a price of $0.125 per warrant, and 1,380,000 Series B redeemable common stock purchase warrants at a price of $0.0625 per warrant and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000. Each Series A warrant and Series B warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and $8.00 per share, respectively, through March 17, 2003 and March 17, 2004.

           In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and 3,661,200 shares of preferred stock automatically converted into an aggregate of 1,482,766 shares of common stock. Through October 31, 1998, the Company had utilized $2,524,000 of the net proceeds to repay certain notes payable.

(3)     Revolving Credit Facility

           On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). The Credit Facility bears interest at either (i) the prevailing prime rate plus .75%, which was 9.00% at October 31, 1998, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended October 31, 1998. At October 31, 1998, $1,600,000 was outstanding under the Credit Facility.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(4)     Net Loss Per Common Share

           Net loss per common share is calculated as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised and converted into common stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

           The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three and nine months ended October 31, 1998 and October 26, 1997, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three and nine months ended October 31, 1998 and October 26, 1997, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                         Three Months Ended             Nine Months Ended
        (In Thousands)                               October 31,    October 26,     October 31,     October 26,
                                                       1998            1997            1998            1997
                                                     --------        --------        --------        --------
Weighted average shares - basic                         7,209           1,893           6,272           1,856
Shares attributable to stock options,
 warrants and convertible securities                     --             3,838             679           3,508
                                                     --------        --------        --------        --------
Weighted average shares - diluted                       7,209           5,731           6,951           5,364
                                                     ========        ========        ========        ========

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

GENERAL

       PawnMart, Inc. (the "Company") is a financial services and specialty retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of December 2, 1998, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated twenty-eight (28) stores located in Texas, Georgia, Alabama, North Carolina, and South Carolina.

Expansion of Operations

       With the completion of the Company's initial public offering and financial restructuring in March 1998 (see "Item 1. Consolidated Financial Statements"), the Company's strategic objective is to implement a rapid roll-out of PAWNMART(SM) stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. To achieve its strategic objectives, the Company has adopted the following strategy:

        o Developing or Acquiring Stores That Meet Site Selection, Store Size and Configuration Requirements in Selected Markets. The Company believes that ideal site selection is one of the most critical factors in creating a successful PAWNMART(SM) store. In this regard, the Company has developed extensive customer demographics that identify both its borrowing and retail customers. The Company, therefore, believes that by opening new stores or by acquiring existing stores only in stores meeting its demographic and site selection requirements, it will be well situated to compete effectively in the highly fragmented pawnshop industry. Second, the Company believes that the "look and feel" of its stores is an important factor in establishing a successful specialty retail store. By opening new stores or acquiring existing stores only in accordance with its specifications, the Company can ensure that each PAWNMART(SM) has a similar "look and feel."

        o Market Positioning Strategy. The Company's strategy is to operate attractive stores that are clean, well-lit and conveniently located, with merchandise displayed in an organized and easy-to-shop manner, similar to national discount stores. The Company's store design and layout specifically target both its borrowing and retail customers.

        o Utilize Targeted Database Marketing. The Company has developed a targeted database marketing segmentation system that identifies the customers for both pawn and product sales from proprietary data collected at the store level. Given this customer information, the Company has developed a marketing strategy that seeks to leverage its understanding of customer demographics, motivations and purchasing behavior. This demographic data will include utilizing direct marketing for customer acquisition, retention and promotions, store site selection, and for developing in store promotions.

        o Expand in Metropolitan Areas in States With Favorable Pawn Regulations. The Company's roll-out strategy is to generate operating efficiencies by first expanding in the metropolitan areas of Atlanta, Georgia, Mobile, Alabama and Charlotte, North Carolina, and thereafter, in metropolitan areas in states with favorable pawn regulations.

        o Utilize Information Technology. The Company has developed PAWNLINK(TM), a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK(TM) is a user friendly, menu driven software package that operates in a Windows 95/98(TM) environment. PAWNLINK(TM) interfaces with the Company's centralized database, assists in determining the maximum amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

        o Operational Excellence. The Company believes that its success will be substantially dependent on its ability to achieve excellence in operating its stores. In this regard, the Company intends to capitalize upon the operational expertise of its experienced management team and board of directors, employ specialty retailers and pawnbrokers as store management personnel, utilize extensive training programs for employees and maintain effective extensive operating controls.

Selected Financial Information

       Selected elements of the Company's unaudited consolidated financial statements are shown below for the three and nine months ended October 31, 1998 and October 26, 1997 as a percentage of total revenues.

                                                    Three Months Ended                   Nine Months Ended
                                               October 31,       October 26,       October 31,       October 26,
                                                  1998              1997              1998              1997
                                                --------          --------          --------          --------
Merchandise Sales...........................        68.8 %            71.2 %            68.6 %            69.6 %
Pawn Service Charges........................        30.5              27.6              30.3              29.5
Other Income................................         0.7               1.2               1.1               0.9
                                                --------          --------          --------          --------
Total Revenues..............................       100.0             100.0             100.0             100.0
Cost of Sales...............................        48.5              48.3              46.6              47.5
                                                --------          --------          --------          --------
Gross Profit................................        51.5              51.7              53.4              52.5
Store Operating Expenses....................        45.5              38.2              44.0              40.1
                                                --------          --------          --------          --------
Store Contribution..........................         6.0              13.5               9.4              12.4
Corporate Administrative Expenses...........        27.0              19.7              28.6              21.1
Interest Expense............................         1.2              18.1              10.8              19.0
Depreciation and Amortization...............         5.5               4.6               5.2               5.3
                                                --------          --------          --------          --------
Net Loss....................................       (27.7)%           (28.9)%           (35.2)%           (33.0)%
                                                ========          ========          ========          ========

RESULTS OF OPERATIONS

Nine Months Ended October 31, 1998 Compared to Nine Months Ended October 26,
1997

       Total revenues increased 12.7% to $8,055,000 for the nine months ended October 31, 1998 (the "Nine Month 1998 Period") as compared to $7,145,000 for the nine months ended October 26, 1997 (the "Nine Month 1997 Period"). The overall increase is attributable to a 8.5% increase in comparable store revenues at stores opened 12 months or more as of October 31, 1998 ("Comparative Stores") and revenues from five stores added during the Nine Month 1998 Period.

       Merchandise sales increased 11.1% to $5,525,000 during the Nine Month 1998 Period from $4,972,000 during the Nine Month 1997 Period due to a 6.6% increase in merchandise sales from Comparative Stores and merchandise sales from five stores added during the Nine Month 1998 Period.

       Pawn service charges increased 15.8% to $2,438,000 during the Nine Month 1998 Period from $2,106,000 during the Nine Month 1997 Period primarily due to a 13.7% increase in pawn service charges from Comparative Stores and pawn service charges from five stores added during the Nine Month 1998 Period.

       Gross profit as a percentage of total revenues increased 0.9% from 52.5% during the Nine Month 1997 Period to 53.4% during the Nine Month 1998 Period primarily due to improvements in shrinkage at the Company's stores and an uninsured theft at one of the Company's stores during February 1997 which were offset by lower gross margins on merchandise sales at five stores added during the Nine Month 1998 Period. On a Comparative Store basis, gross profit as a percentage of total revenues increased 1.2% from 52.5% during the Nine Month 1997 Period to 53.7% during the Nine Month 1998 Period. Excluding the uninsured theft at one of the Company's stores during February 1997, the Company's annualized inventory turnover rate was 2.2 times during the Nine Month 1998 Period compared to 2.1 times during the Nine Month 1997 Period. The Company currently maintains theft insurance at all stores.

       Store operating expenses increased 23.7% to $3,544,000 during the Nine Month 1998 Period from $2,866,000 during the Nine Month 1997 Period primarily due to increased labor at Comparative Stores to support increased store activity, increased advertising expenses associated with the Company's marketing programs and expenses attributable to five stores added during the Nine Month 1998 Period. On a Comparative Store basis, store operating expenses comprised 41.5% of total revenues during the Nine Month 1998 Period compared to 40.1% of total revenues during the Nine Month 1997 Period.

       Store contribution margin decreased 14.7% to $757,000 during the Nine Month 1998 Period compared to $887,000 during the Nine Month 1997 Period primarily due to the effects of planned start-up losses at five stores added during the Nine Month 1998 Period and pre-opening expenses incurred at additional stores scheduled for opening during the fourth quarter of the fiscal year ending January 30, 1999 ("Fiscal 1998"). Excluding the effects of planned start-up losses and pre-opening expenses, store contribution margin increased 6.7% to $946,000 during the Nine Month 1998 Period compared to $887,000 during the Nine Month 1997 Period.

       Corporate administrative expenses increased 52.8% to $2,308,000 during the Nine Month 1998 Period from $1,510,000 during the Nine Month 1997 Period primarily due to (i) the Company issuing 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and store site selection ("Non-Recurring Professional Fees"),
(ii) increased labor costs associated with the hiring of manager trainees to support store openings, (iii) increased labor costs associated with the hiring of additional executive management to support planned growth, and (iv) increased professional fees associated with human resource development and regulatory matters. Since the Company has added five stores during the Nine Month 1998 Period and plans to add eight additional stores during the fourth quarter of Fiscal 1998, management anticipates corporate administrative expenses to decrease as a percentage of total revenues.

       Interest expense decreased 36.1% to $866,000 during the Nine Month 1998 Period from $1,356,000 during the Nine Month 1997 Period. The Nine Month 1998 Period includes $495,000 in non-cash non-recurring interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures ("Non-Cash Non-Recurring Interest Expense") and $313,000 in interest expense which was incurred by the Company related to debt that was either converted or repaid upon completion of the Company's initial public offering ("Non-Recurring Interest Expense"). See note 6 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. The Nine Month 1997 Period included $1,337,000 in Non-Recurring Interest Expense.

       During the Nine Month 1998 Period, the Company recognized $674,000 in noncash non-recurring preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock and $18,000 in non-recurring preferred stock dividends associated with the Company's 12% Series Convertible Exchangeable Preferred stock (collectively, the "Non-Recurring Preferred Dividends"). See note 9 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended January 31, 1998 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock.

       Net loss to common stockholders during the Nine Month 1998 Period was $3,528,000, or $0.56 per basic and diluted share, compared to $2,356,000, or $1.27 per basic and diluted share, during the Nine Month 1997 Period. Excluding the Non-Recurring Professional Fees, Non-Cash Non-Recurring Interest Expense, Non-Recurring Interest Expense, and Non-Recurring Preferred Dividends, net loss to common stockholders during the Nine Month 1998 Period would have been $1,828,000, or $0.29 per basic and diluted share, compared to $1,019,000, or $0.55 per basic and diluted share, during the Nine Month 1997 Period.

   Three Months Ended October 31, 1998 Compared to Three Months Ended October 26, 1997

       Total revenues increased 9.5% to $2,906,000 for the three months ended October 31, 1998 (the "Three Month 1998 Period") as compared to $2,655,000 for the three months ended October 26, 1997 (the "Three Month 1997 Period"). The overall increase is attributable to a 2.6% increase in revenues at Comparative Stores and revenues from five stores added during Fiscal 1998.

       Merchandise sales increased 5.7% to $1,998,000 during the Three Month 1998 Period from $1,890,000 during the Three Month 1997 Period due to sales generated by five stores added during Fiscal 1998 which were offset by a 2.0% decrease in merchandise sales from Comparative Stores. The decline in merchandise sales at Comparative Stores was primarily due to (i) lower average balances of inventory being maintained at Comparative Stores during the Three Month 1998 Period and (ii) the closing of four of the Company's Comparative Stores for several days during September 1998 due to Hurricane Georges. The Company's renewed focus on its lending operations (discussed below) is expected to lead to increased merchandise available for sale at Comparative Stores.

       Pawn service charges increased 21.2% to $887,000 during the Three Month 1998 Period from $732,000 during the Three Month 1997 Period primarily due to a 16.4% increase in pawn service charges from Comparative Stores and pawn service charges from five stores added during Fiscal 1998. The addition of Michael D. Record as President in September 1998 has resulted in a renewed focus on the Company's lending operations. As a result, pawn loans at Comparative Stores increased from $2,426,000 at October 26, 1997 to $2,788,000 at October 31, 1998.
The Company expects pawn loans to continue to show improvement during the Fiscal 1998 fourth quarter leading to increased pawn service charges and merchandise available for sale.

       Gross profit as a percentage of total revenues decreased 0.2% from 51.7% during the Three Month 1997 Period to 51.5% during the Three Month 1998 Period primarily due to lower gross margins on merchandise sales at five stores added during Fiscal 1998. On a Comparative Store basis, gross profit as a percentage of total revenues increased 0.6% from 51.7% during the Three Month 1997 Period to 52.3% during the Three Month 1998 Period. The Company's annualized inventory turnover rate was 2.3 times during the Three Month 1998 Period compared to 2.4 times during the Three Month 1997 Period.

       Store operating expenses increased 30.2% to $1,322,000 during the Three Month 1998 Period from $1,015,000 during the Three Month 1997 Period primarily due to increased labor at Comparative Stores to support increased store activity, increased advertising expenses associated with the Company's marketing programs and expenses attributable to five stores added during Fiscal 1998. On a Comparative Store basis, store operating expenses comprised 40.9% of total revenues during the Three Month 1998 Period compared to 38.2% of total revenues during the Three Month 1997 Period.

       Store contribution margin decreased 51.1% to $175,000 during the Three Month 1998 Period compared to $358,000 during the Three Month 1997 Period primarily due to the effects of planned start-up losses at five stores added during the Fiscal 1998 and pre-opening expenses incurred at additional stores scheduled for opening during the fourth quarter of Fiscal 1998. Excluding the effects of planned start-up losses and pre-opening expenses, store contribution margin decreased 13.7% to $309,000 during the Three Month 1998 Period compared to $358,000 during the Three Month 1997 Period primarily due to increases in Comparative Store operating expenses which were not offset by corresponding increases in gross profit.

       Corporate administrative expenses increased 50.1% to $785,000 during the Three Month 1998 Period from $523,000 during the Three Month 1997 Period primarily due to (i) increased labor costs associated with the hiring of manager trainees to support store openings during the remainder of Fiscal 1998, (ii) increased labor costs associated with additional district managers and inventory acquisition personnel, (iii) increased labor costs associated with the hiring of additional executive management to support planned growth, (iv) increased travel expenses associated with store openings, and (v) increased professional fees associated with regulatory matters.

       Interest expense decreased 92.7% to $35,000 during the Three Month 1998 Period from $482,000 during the Three Month 1997 Period due to the repayment or conversion of substantially all of the Company's debt upon completion of the Company's initial public offering. Interest expense incurred during the Three Month 1997 Period was related to Non-Recurring Interest Expense.

       Net loss to common stockholders during the Three Month 1998 Period was $806,000, or $0.11 per basic and diluted share, compared to $768,000, or $0.41 per basic and diluted share, during the Three Month 1997 Period. Excluding the Non-Recurring Interest Expense, net loss to common stockholders during the Three Month 1997 Period would have been $286,000, or $0.15 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

       At December 2, 1998, the Company operated twenty-eight (28) stores. Prior to the completion of the Company's initial public offering on March 20, 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. On March 20, 1998, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $5,583,000. See "Item 1. Consolidated Financial Statements." In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 shares of common stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $225,000 in notes payable to the Company's Chief Executive Officer. The completion of the initial public offering and the resulting financial restructuring have positioned the Company with a capital structure that will allow its planned roll-out of PAWNMART(SM) stores.

       At October 31, 1998, the Company's primary sources of liquidity were $178,000 in cash and cash equivalents, $299,000 in pawn service charges receivable, $2,958,000 in loans, and $2,610,000 in inventories. The Company had a current ratio of approximately 6.3 to 1.0 and 1.6 to 1.0 at October 31, 1998 and January 31, 1998, respectively. Net cash used in operating activities was $2,478,000 during the Nine Month 1998 Period and $2,934,000 during the Nine Month 1997 Period. Additionally, the Company had approximately $2,100,000 available under its Credit Facility (as defined below) at October 31, 1998.

       The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is controlled in part by the Company's loan decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the sale value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated sale value to the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, small loans in relation to the pledged property's estimated sale value tend to slightly increase loan redemptions and improve the Company's liquidity. Conversely, providing larger loans in relation to the estimated sale value of the pledged property can result in an increase in the Company's pawn service charge income. Larger average loan balances can also result in a slight increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In addition to these factors, liquidity is also affected by product sales and the pace of store expansions.

       The addition of Michael D. Record as President in September 1998 has resulted in a renewed focus on the Company's lending operations. During the Three Month 1998 Period, pawn loans increased $538,000 or 22.2% due to a $410,000 or 17.2% increase in Comparative Store pawn loans and a $128,000 increase in pawn loans at stores opened during Fiscal 1998. The Company expects pawn loan balances to continue to increase during the fourth quarter of Fiscal 1998 and plans to fund such growth with cash flows from operations and borrowings under the Credit Facility (as defined below).

       On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). The Credit Facility bears interest at either (i) the prevailing prime rate plus .75%, which was 9.00% at October 31, 1998, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants during the three months ended October 31, 1998. At October 31, 1998, $1,600,000 was outstanding under the Credit Facility and an additional $2,100,000 was available to the Company pursuant to the available borrowing base.

       The Company believes that its planned roll-out of PAWNMART(SM) stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, and future debt or equity offerings. In addition to the Credit Facility, the Company is working to finalize the terms of additional financing necessary to complete its planned expansion during the next fiscal year. However, no assurance can be made that the additional financing will be obtained. In the event the Company does not obtain the additional financing, the Company's planned roll-out of PAWNMART(SM) stores could be reduced or modified.

YEAR 2000 COMPLIANCE

       The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond January 1, 2000.

       The Company has begun a project to bring software and systems into Year 2000 compliance in time to minimize any significant or detrimental effects on operations. The project covers information systems, operating systems, other non-financial systems equipment and significant third-party vendors. The Company has adopted a five level process toward Year 2000 compliance: (1) awareness; (2) assessment (identification of where failures may occur, solutions, workarounds, and plans to repair or replace); (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation and (5) implementation. At October 31, 1998, the first three levels have been substantially completed, except for third parties as discussed below. The Company expects to complete the remaining levels by June 30, 1999.

       The Company is applying the five level process to both its information technology ("IT") systems and non-IT systems. Computer equipment and software commonly thought of as IT systems include point-of-sale, accounting, data processing, telephone and other miscellaneous systems. Non-IT systems include alarm systems, security observation equipment, HVAC units, fax machines, and other miscellaneous systems. The Company believes that it has identified the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 problem.

       The Company's proprietary operating software system represents its only critical internal business system. The proprietary operating software system had been upgraded for Year 2000 compliance and is being tested. The vendors which supply the Company with its accounting applications, payroll, and other financial software systems have represented that their products are Year 2000 compliant. The Company has upgraded substantially all of its hardware to mitigate Year 2000 problems from affecting its operations and anticipates incurring approximately $30,000 to bring existing hardware into compliance.

       The Company is reviewing the critical third parties which provide services or goods which are essential to the Company's operations in order to determine the extent to which the Company is subject to any failure by such third parties to adequately address and resolve their respective Year 2000 problems. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has achieved Year 2000 compliance, and the Company is unable to replace the provider with an alternative provider, the Company's operations could be adversely impacted.

       Based on the current status of the five level Year 2000 process and its plan and timetable to complete its compliance program, the Company does not foresee significant risks associated with the Year 2000 problem. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or will be corrected. In the event of a Year 2000 problem, management believes that the Company could likely suffer a number of operational inconveniences and inefficiencies for the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS - None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.       OTHER INFORMATION - None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         3.1   PawnMart, Inc.'s Restated and Amended Certificate of Incorporation(1)

         3.2   PawnMart, Inc.'s Second Amended and Restated Bylaws(1)

         4.1   Specimen Common Stock Certificate(2)

         4.2   Specimen Series A Warrant Certificate(2)

         4.3   Specimen Series B Warrant Certificate(2)

         4.4   Form of Warrant Agreement(2)

         4.5   Form of National Association of Securities Dealers, Inc. broker-dealer warrants(3)

        10.1   Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc.(2)

        10.2   1997 PawnMart, Inc. Employee Stock Option Plan(1)

        10.3   1997 PawnMart, Inc. Director Stock Option Plan(2)

        10.4   Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank(4)

        27.1   Financial Data Schedule as of October 31, 1998 (Filed in EDGAR version only)(4)

----------

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

      (4) Filed herewith.

(b)     REPORTS ON FORM 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.


By:  /s/ Carson R. Thompson         December 14, 1998       By: /s/ Thomas W. White            December 14, 1998
     ------------------------       -----------------           ------------------------       -----------------
Carson R. Thompson                  Date                    Thomas W. White                    Date
Chief Executive Officer, Director                           Vice President - Finance
and Chairman of the Board                                   and Chief Accounting Officer

                               INDEX TO EXHIBITS

  EXHIBIT NO.                 DESCRIPTION
  -----------                 -----------
         3.1   PawnMart, Inc.'s Restated and Amended Certificate of Incorporation(1)

         3.2   PawnMart, Inc.'s Second Amended and Restated Bylaws(1)

         4.1   Specimen Common Stock Certificate(2)

         4.2   Specimen Series A Warrant Certificate(2)

         4.3   Specimen Series B Warrant Certificate(2)

         4.4   Form of Warrant Agreement(2)

         4.5   Form of National Association of Securities Dealers, Inc. broker-dealer warrants(3)

        10.1   Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc.(2)

        10.2   1997 PawnMart, Inc. Employee Stock Option Plan(1)

        10.3   1997 PawnMart, Inc. Director Stock Option Plan(2)

        10.4   Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank(4)

        27.1   Financial Data Schedule as of October 31, 1998 (Filed in EDGAR version only)(4)

----------

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

      (4) Filed herewith.