Form 10-K
period 1999-01-30
PAWNMART INC
filed 1999-04-29
CIK 1048142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the fiscal year ended January 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _______ to_______

                          Commission File No. 1-13919

                                 PAWNMART, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  75-2520896
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

301 COMMERCE STREET, SUITE 3600, FORT WORTH, TEXAS               76102
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (817) 335-7296

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of April 1, 1999 was approximately $14,944,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of April 1, 1999 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of April 1, 1999 was 1,380,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of April 1, 1999 was 1,380,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders for the fiscal year ended January 30, 1999, are incorporated by reference in Part III of this Form 10-K.

                                 PAWNMART, INC.
                            Form 10-K Annual Report
                   for the Fiscal Year Ended January 30, 1999

                               Table of Contents

PART I

Item 1          Business...................................................................................  1

Item 2          Properties.................................................................................  7

Item 3          Legal Proceedings..........................................................................  8

Item 4          Submission of Matters to a Vote of Security Holders........................................  8

PART II

Item 5          Market for Registrant's Common Equity and Related Stockholder Matters .....................  8

Item 6          Selected Financial Data....................................................................  9

Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 10

Item 7A         Quantitative and Qualitative Disclosures About Market Risk ................................ 20

Item 8          Consolidated Financial Statements.......................................................... 20

Item 9          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....... 40

PART III

Item 10         Directors and Executive Officers of the Registrant......................................... 40

Item 11         Executive Compensation..................................................................... 40

Item 12         Security Ownership of Certain Beneficial Owners and Management ............................ 40

Item 13         Certain Relationships and Related Transactions............................................. 40

Item 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................... 40

Signatures      ........................................................................................... 42

                                     PART I

ITEM 1.       BUSINESS

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," and "Item 1. Business." Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Such risks, uncertainties and other factors, include, but are not limited to, those set forth herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing elsewhere in this Annual Report on Form 10-K and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date of this Annual Report on Form 10-K and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

GENERAL

     PawnMart, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name "Pawnco, Inc." On June 14, 1994, the Company changed its name to PCI Capital Corporation and conducted business under the trade name "PAWNMART(SM)." On October 21, 1997, the Company changed its name to "PawnMart, Inc." As of April 1, 1999, the Company was one of five publicly traded pawnshop operators in the United States, and owned and operated 33 stores located in Alabama, Georgia, North Carolina, South Carolina and Texas. The Company's principal office is located at 301 Commerce Street, Suite 3600, Fort Worth, Texas 76102 and its telephone number is (817) 335-7296.

     The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

     From its inception in January 1994 through March 1998, the Company opened 19 stores with the capital provided by a series of private placements of preferred stock and debt securities. In March 1998, the Company completed an initial public offering of 1,365,000 shares of Common Stock, $0.01 par value ("Common Stock"), 1,380,000 Series A Redeemable Common Stock Purchase Warrants ("Series A Warrants"), and 1,380,000 Series B Redeemable Common Stock Purchase Warrants ("Series B Warrants") resulting in total net proceeds of approximately $5,583,000. In connection with the completion of the initial public offering, the Company automatically converted $9,520,000 of its debt into 2,380,000 outstanding shares of Common Stock and 3,661,200 shares of preferred stock into 1,482,766 outstanding shares of Common Stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

     The Company's expansion plans for the fiscal year ended January 30, 1999 ("Fiscal 1998") called for the addition of 12 to 15 stores. In order to fund this expansion, the Company utilized the remaining proceeds from the initial public offering and secured a $10 million revolving line of credit with Comerica Bank. With the above, the Company was able to achieve a 68 percent increase in the number of its stores by adding 13 stores during the last nine months of Fiscal 1998. The completion of the initial public offering and the finalization of the revolving line of credit have enhanced the Company's ability to implement its business strategy.

INDUSTRY

     The pawnshop industry is a multi-billion dollar, rapidly growing industry with an increasing number of states adopting favorable pawnshop regulations. States with favorable pawn regulations include, but are not limited to, Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas. The industry is highly fragmented, with approximately 94 percent of the approximately 13,000 stores in the United States owned by "mom and pop" operators and approximately 6 percent owned by five public companies.

     Pawnshops provide short-term secured loans. Most pawn loans are for less than $500. Industry sources believe that banks could not recover the administrative costs of these small loans without substantial increases in rates and charges. In addition, many pawn loans are to people who would not qualify as "credit worthy" at a bank. An estimated 20-40 million people occasionally have short-term needs, such as for utility bills and medical expenses. For these people, pawnshops supply cash conveniently and quickly. The Company believes that pawnshops generally perform well during recessions and all other economic cycles due to (i) the need for loans by non-banking individuals remaining stable during such economic cycles and (ii) pawnshops serving as a value-priced retailer regardless of economic conditions.

BUSINESS STRATEGY

     The Company has developed extensive demographical information that identifies both its borrowing and retail customers. Based on its research, the Company has observed somewhat different demographics for its customers from those generally published for the pawnshop industry. This data indicates that the Company's customers have a slightly higher median household income and that females comprise a higher percentage of its customer base. In this regard, the Company's strategic market positioning targets these customer groups for both pawn and retail transactions with specialty retail concepts such as "PAWNMART(SM) - An Estate Sale Everyday(SM)." To appeal to these customers, all PAWNMART(SM) stores are attractive, clean, well-lit and often located close to national discount stores, with merchandise displayed in an organized and easy-to-shop manner similar to national discount stores.

     The Company's strategic objective is to implement a rapid roll-out of PAWNMART(SM) stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. To achieve its strategic objectives, the Company has adopted the following strategy:

     o Developing or Acquiring Stores That Meet Site Selection, Store Size and Configuration Requirements in Selected Markets. The Company believes that ideal site selection is one of the most critical factors in creating a successful PAWNMART(SM) store. In this regard, the Company has developed extensive customer demographics that identify both its borrowing and retail customers. The Company, therefore, believes that by opening new stores or by acquiring existing stores only in locations meeting its demographic and site selection requirements, it will be well situated to compete effectively in the highly fragmented pawnshop industry. Second, the Company believes that the "look and feel" of its stores is an important factor in establishing a successful specialty finance and retail store. By opening new stores or acquiring existing stores only in accordance with its specifications, the Company can ensure that each PAWNMART(SM) has a similar "look and feel."

     o Market Positioning Strategy. The Company's strategy is to operate attractive stores that are clean, well-lit and conveniently located, with merchandise displayed in an organized and easy-to-shop manner, similar to national discount stores. The Company's store design and layout specifically target both its borrowing and retail customers.

     o Utilize Targeted Database Marketing. The Company has developed a targeted database marketing segmentation system that identifies the customers for both pawn and product sales from proprietary data collected at the store level. Given this customer information, the Company has developed a marketing strategy that seeks to leverage its understanding of customer demographics, motivations and purchasing behavior. This demographic data will be utilized for customer acquisition, retention and promotions, store site selection, and for developing in-store promotions.

     o Expand in Metropolitan Areas in States with Favorable Pawn Regulations. The Company's roll-out strategy is to generate operating efficiencies in supervision, administration, purchasing and marketing by first expanding in the metropolitan areas surrounding its existing stores, and thereafter, in metropolitan areas in states with favorable pawn regulations.

     o Utilize Information Technology. The Company has developed PAWNLINK(TM), a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK(TM) is a user friendly, menu driven software package that operates in a Windows 95/98TM environment. PAWNLINK(TM) interfaces with the Company's centralized database, assists in determining the amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

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

STORE OPERATIONS

Lending Operations

     The Company is a specialty finance and retail enterprise principally engaged in developing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the pawn loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision.

     At the time a pawn transaction is entered into, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower that sets forth, among other items, the name and address of the pawnshop and the pledgor, the pledgor's identification number from his or her driver's license or other approved identification, the date, the identification and description of the pledged goods, including applicable serial numbers, the amount financed, the finance and service charge, the maturity date, the total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

     The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 12% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges contributed to 30.5%, 28.1%, and 29.0% of the Company's total revenues during Fiscal 1998, the fiscal year ended January 31, 1998 ("Fiscal 1997"), and the fiscal year ended January 26, 1997 ("Fiscal 1996"), respectively. At January 30, 1999, the Company had approximately 40,000 outstanding pawn loans totaling $4,419,000, for an average of $110 per advance.

     The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period, except for automobile title loans, where a shorter redemption period applies under state regulations. The term of the transaction may continue if the pawn loan is extended prior to the end of the redemption period. Extensions are for one month with an additional redemption period. In the event the borrower does not repay or extend the pawn loan by the end of the redemption period, the unredeemed collateral is forfeited to the Company and becomes merchandise available for sale.

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

Retail Sales Operations

     The Company retails pre-owned products acquired either when a pawn loan is not repaid or from individual customers or other sources. Merchandise sales contributed to 68.5%, 70.9%, and 69.9% of the Company's total revenues during Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively. The Company realized gross profit margins on merchandise sales of 31.0%, 28.0%, and 32.3% during Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively. During Fiscal 1998, $6,701,000 of products were added to inventory, of which $4,465,000 was from pawn loans not repaid and $2,236,000 was purchased from customers, vendors and through other acquisitions.

     The Company provides its customers with a 30-day guarantee on pre-owned products, providing the customer with an exchange or cash refund. The Company believes that most pawnshops do not offer this type of guarantee. Additionally, the Company provides a layaway plan, with a maximum holding period of 90 days, whereby the customer agrees to purchase an item by making an initial cash deposit ranging from 10% to 20% of the sales price and making additional, non-interest bearing payments of the balance of the sales price in accordance with a specified schedule. The Company holds the item until the sales price is paid in full. Should the customer fail to make a required payment, the item becomes inventory available for sale and previous payments are forfeited to the Company.

     The Company provides an allowance for inventory valuation on its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise. At January 30, 1999 and January 31, 1998, total merchandise held for resale was $3,011,000 and $1,944,000, respectively, after reduction for a valuation allowance of $141,000 and $160,000, respectively.

Retail Store Management

     Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a District Manager who will typically supervise up to 10 stores. At April 1, 1999, the Company had established six operating districts, each of which was managed by a District Manager.

Trade Name

      The Company operates its stores under the trade name "PAWNMART(SM)." The Company has registered the "PAWNMART(SM)" marks and descriptive logos and phrases with the United States Patent and Trademark Office.

Personnel

     As of April 1, 1999, the Company had a total of 193 employees (of which 15 were in executive, administrative, clerical and accounting functions), 106 of whom were salaried and 87 of whom were hourly employees. The Company has an established training program that provides a combination of classroom instruction and on-the-job loan and specialty retail training. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

COMPETITION

     The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many competitors have greater financial resources than the Company, including Cash America International, Inc., First Cash Financial Services, Inc., and EZCORP, Inc. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

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

     In addition, the Company faces competition in the acquisition of existing stores. Several competing pawnshop companies have implemented expansion and acquisition programs. There can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

OPERATING CONTROLS

     The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real time computer network system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company's locations approximately every 60 days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company's policies and procedures are consistently followed. Management believes that the current operating and financial controls and computer systems are adequate for its current operating base and for anticipated expansion in the near term.

REGULATION

     The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the five states in which it operates. Set forth below is a summary of the state pawnshop regulations in those states of the Company's present operating locations.

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

     Alabama Pawnshop Regulations. The Alabama Pawnshop Act regulates the licensing, operation and reporting requirements of pawnshops in that state. The general fitness of pawnshop applicants is investigated by the Supervisor of the Bureau of Loans of the State Department of Banking (the "Supervisor"). The Supervisor also issues pawnshop licenses. The Alabama Pawnshop Act requires that certain bookkeeping records be maintained and made available to the Supervisor and to local law enforcement authorities and that motor vehicles are retained on the premises for at least 21 days prior to sale by the pawnshop. The Alabama Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually.

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

     South Carolina Pawnshop Regulations. In South Carolina, the Department of Consumer Affairs regulates the licensing, reporting and financial responsibility of pawnbrokers. Pawnbrokers may not make loans in excess of $2,000 and are required to mail written notices of impending forfeitures to pledgors at least ten days prior to the forfeiture date for loans greater than $50. The Department of Consumer Affairs has prescribed stratified loan amounts and the maximum allowable rates of service charges that pawnbrokers in South Carolina may charge for the lending of money within each stratified range of loan amounts ranging from 8.4% to 25% per month.

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

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charges that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts ranging from one percent per month to 20% per month.

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

ITEM 2.       PROPERTIES

     The Company's corporate offices are leased under a five year lease expiring on May 31, 1999. At April 1, 1999, the Company operated 33 leased store locations with monthly rental payments ranging from $1,260 to $6,800 per location and having initial lease terms expiring from May 1999 through August 2005. All of the Company's leased locations, other than one, include renewal options. The size of the leased store locations range from approximately 1,500 to 13,000 square feet. With the exception of the location in Weatherford, Texas, the Company leases all of these properties from unaffiliated third parties. See "Item 13. Certain Relationships and Related Transactions." The following table sets forth the geographic markets served by the Company and the number of stores in each market as of April 1, 1999.

                                                                                                             Number of Stores
        Georgia:
             Atlanta Metropolitan Area...........................................................................  19
             Dalton..............................................................................................   1
             Rome................................................................................................   1
             Calhoun.............................................................................................   1
                                                                                                                  ---
                 Total Georgia..................................................................................   22
                                                                                                                  ---
        Alabama:
             Mobile.............................................................................................    4
             Dothan.............................................................................................    1
                                                                                                                  ---
                 Total Alabama.................................................................................     5
                                                                                                                  ---
        North Carolina:
             Charlotte..........................................................................................    2
                                                                                                                  ---
                 Total North Carolina...........................................................................    2
                                                                                                                  ---

        South Carolina:
             Greenville Metropolitan Area.......................................................................    2
                                                                                                                  ---
                 Total South Carolina...........................................................................    2
                                                                                                                  ---

        Texas:
            Burleson............................................................................................    1
             Weatherford........................................................................................    1
                                                                                                                  ---
                 Total Texas....................................................................................    2
                                                                                                                  ---

                 Total..........................................................................................   33
                                                                                                                  ===

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter of Fiscal 1998.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     On March 17, 1998, the Company's Common Stock began trading on the Nasdaq SmallCap Market ("NASDAQ") under the symbol of "PMRT" and on the Boston Stock Exchange under the symbol of "PWT". The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ during Fiscal 1998:

                                                                 High           Low
                                                                 ----           ---
                             First Quarter................       $5.88         $4.00
                             Second Quarter...............        4.50          3.13
                             Third Quarter................        3.50          1.50
                             Fourth Quarter...............        3.81          1.31

     As of April 1, 1999, the Company had approximately 1,000 stockholders of record. To date, the Company has not declared or paid any cash dividends on its Common Stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. The Company's revolving line of credit agreement and subordinated note indenture prohibit the payment of any cash dividends. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's consolidated financial position, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

 ITEM 6.      SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, selected historical financial data of the Company. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements" and the notes thereto.

                                                                                     Fiscal Years Ended
                                                          ----------------------------------------------------------------------
                                                          January 30,    January 31,    January 26,    January 28,   January 29,
                                                              1999           1998           1997          1996          1995
                                                          -----------     ----------     ----------    ----------    -----------
                                                                                   (dollars in thousands)
OPERATING DATA:
Pawn Service Charges ..................................    $    3,636     $    2,862     $    2,291    $    1,338    $      363
Merchandise Sales .....................................         8,170          7,215          5,523         3,052           941
Other Income ..........................................           129            101             89            34             2
                                                           ----------     ----------     ----------    ----------    ----------
     Total Revenues ...................................        11,935         10,178          7,903         4,424         1,306
Cost of Sales .........................................         5,634          5,192          3,739         1,942           553
                                                           ----------     ----------     ----------    ----------    ----------
     Gross Profit .....................................         6,301          4,986          4,164         2,482           753

Store Operating Expenses ..............................         5,326          4,040          3,652         2,626         1,000
Corporate Administrative Expenses .....................         3,074          2,117          1,713         1,589         1,118
Interest Expense ......................................           996          3,761          1,360           720            62
Depreciation and Amortization .........................           618            504            495           375           198
                                                           ----------     ----------     ----------    ----------    ----------
     Net Loss .........................................        (3,713)        (5,436)        (3,056)       (2,828)       (1,625)
Preferred Stock Dividends .............................           692            217             --            --            --
                                                           ----------     ----------     ----------    ----------    ----------
     Net Loss to Common Stockholders ..................    $   (4,405)    $   (5,653)    $   (3,056)   $   (2,828)   $   (1,625)
                                                           ==========     ==========     ==========    ==========    ==========

     Basic and Diluted Loss Per Common Share ..........    $    (0.68)    $    (3.01)    $    (1.67)   $    (1.68)   $    (1.02)
                                                           ==========     ==========     ==========    ==========    ==========

OTHER DATA:
Locations in Operation:
   Beginning of Period ................................            19             19             17             7            --
   Acquisitions .......................................             3             --              1            --             1
   Opened .............................................            10             --              1            10             6
                                                           ----------     ----------     ----------    ----------    ----------
   End of Period ......................................            32             19             19            17             7
                                                           ==========     ==========     ==========    ==========    ==========

Average Age of Stores - End of Period .................    2.35 years     2.78 years     1.77 years     .93 years     .61 years
Average Loans Per Location ............................    $      138     $      127     $      117    $       85    $       82
Average Loans Per Location - Comparable Stores (1) ....    $      194     $      127     $      117            --            --
Average Inventory Per Location ........................    $       94     $      102     $      104    $       88    $       80
Average Inventory Per Location - Comparable Stores (1).    $      101     $      102     $      104            --            --
Annualized Inventory Turnover .........................           2.4x           2.5x           2.3x          1.9x          2.0x

BALANCE SHEET DATA - END OF PERIOD:
Loans .................................................    $    4,419     $    2,421     $    2,227    $    1,447    $      571
Inventories, Net ......................................         3,011          1,944          1,971         1,490           560
Working Capital .......................................         6,988          1,758          2,148         2,251           225
Total Assets ..........................................        11,192          6,677          6,474         5,249         2,445
Long-Term Notes Payable, Net of Current Installments ..         4,840          9,778          8,288         5,445           866
Stockholders' Equity (Deficit) ........................         4,907         (6,222)        (4,278)       (1,274)          422

---------------
(1)  Data provided only for comparable stores at January 30, 1999 (19 stores).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's store growth through January 31, 1998 was funded primarily through a series of debt offerings and convertible preferred stock offerings. With the net proceeds from such offerings, the Company added seven, ten and two stores during the fiscal years ended January 29, 1995, January 28, 1996 and January 26, 1997, respectively. During Fiscal 1997, management devoted substantially all its resources to restructuring the balance sheet and capital structure and completing the initial public offering of its common stock. See "Item 1. Business - General". The completion of the initial public offering in March 1998 resulted in a significant financial restructuring of the capital structure which dramatically improved the Company's consolidated balance sheet and its interest and dividend requirements.

     Since the Company's inception in January 1994, profitability has been significantly impacted by two factors: interest expense associated with outstanding indebtedness and development of the infrastructure necessary to support rapid growth. The Company converted or repaid substantially all outstanding indebtedness as a result of its initial public offering in March 1998. Corporate administrative expenses have been impacted by costs incurred in the development of management and financial controls, development of the Company's proprietary software system, and attracting an experienced management team capable of implementing a rapid roll-out of PAWNMART(SM) stores. This growth strategy and the investment in management and financial controls substantially increased interest expense and corporate administrative expenses as a percentage of total revenues.

     During Fiscal 1998, the Company added 13 stores bringing the total to 32 stores. The Company's results of operations and cash flows are significantly impacted by (i) expansion through development of new stores or acquisitions of existing stores in locations that meet site selection, store size and configuration requirements in selected markets and (ii) the maturation cycle of stores. The Company believes that material fluctuations in the results of operations from lending activities and product sales due to seasonality will not occur.

Initial Capital Expenditures and Costs Associated with Expansion

     The Company's strategy is to develop or acquire PAWNMART(SM) stores in selected regional and local markets meeting required store size, configuration, and site selection requirements. The Company believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned. After a suitable market has been selected, management determines whether expansion through development of new stores or through acquisitions would result in the most favorable impact on profitability and capital requirements.

     After a suitable location has been found and a lease and license are obtained, a new store can be ready for business within six to eight weeks, with completion of counters, vaults and security system and transfer of merchandise from existing stores, and external purchases of pre-owned merchandise. The Company projects the initial capital expenditures and costs associated with opening a new PAWNMART(SM) store to total approximately $250,000 with additional capital expenditures during the 12 months after opening of approximately $150,000 to fund loan growth and planned start-up losses. Because of these start-up losses and expenditures necessary to support anticipated growth, the Company expects to incur losses during a high-growth phase. There can be no assurance that future initial capital expenditures and costs and start-up losses with new store operations will not vary from historical amounts. The Company does not capitalize start-up losses and does not recognize pawn service charges on defaulted loans.

     The Company will generally acquire stores in locations meeting its site selection criteria if (i) the total capital expenditures required to acquire the existing store are less than or equal to the total costs to develop a new store, (ii) the acquisition does not result in significant goodwill balances, and (iii) demographic data and due diligence procedures indicate an acceptable growth potential. Because acquired stores mature more quickly than new stores and generally result in lower initial capital expenditures, the Company's profitability and capital requirements are impacted by the number of stores added through acquisition versus the number of new stores added.

Maturation of Newly Established Stores and Acquired Stores

     The revenues and profitability of a new store are primarily impacted by the Company's ability to increase pawn loans during the first twelve months of operations. A new store is generally unprofitable during its first six to eight months of operations due to the lack of pawn service charges associated with pawn loans during that period. The Company's new stores experience substantially higher levels of revenues and profitability after reaching two years of age. At January 30, 1999, 13 of the Company's 32 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's other stores.

     An acquired store will generally mature faster than a new store due to an established base of customers and the Company's ability to accelerate the maturation of the store's pawn loan balances. The Company's profitability during rapid expansion will be significantly impacted by its ability to acquire existing stores meeting the Company's acquisition criteria. There can be no assurance that future store revenues and store profitability will not vary from historical amounts.

     Selected elements of the Company's consolidated financial statements are presented below for Fiscal 1998, Fiscal 1997, and Fiscal 1996. The following table, as well as the discussion following, should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements" and the notes thereto.

                                                                         Fiscal Years Ended
                                                               -----------------------------------------
                                                               January 30,    January 31,    January 26,
                                                                  1999           1998           1997
                                                                ---------      ---------      ---------
    Income statement items as a percent of
       total revenues:


    Merchandise sales ......................................         68.5%          70.9%          69.9%
    Pawn service charges ...................................         30.5           28.1           29.0
    Other ..................................................          1.0            1.0            1.1
                                                                ---------      ---------      ---------
       Total revenues ......................................        100.0          100.0          100.0

    Cost of sales ..........................................         47.2           51.0           47.3
                                                                ---------      ---------      ---------
       Gross profit ........................................         52.8           49.0           52.7
                                                                ---------      ---------      ---------

    Store operating expenses ...............................         44.6           39.7           46.2
                                                                ---------      ---------      ---------
       Store contribution ..................................          8.2            9.3            6.5

    Interest expense .......................................          8.3           36.9           17.2
    Depreciation and amortization ..........................          5.2            5.0            6.3
    Corporate administrative expenses ......................         25.8           20.8           21.7
                                                                ---------      ---------      ---------

       Net loss ............................................        (31.1)%        (53.4)%        (38.7)%
                                                                =========      =========      =========

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

     Total revenues increased 17.3% to $11,935,000 during Fiscal 1998 as compared to $10,178,000 during Fiscal 1997. The overall increase was attributable to a 7.8% increase in comparable store revenues at stores opened 12 months or more as of January 30, 1999 ("Fiscal 1998 Comparable Stores") and revenues from 13 stores added during Fiscal 1998.

     Merchandise sales increased 13.2% to $8,170,000 during Fiscal 1998 from $7,215,000 during Fiscal 1997 due to a 3.2% increase in merchandise sales from Fiscal 1998 Comparable Stores and merchandise sales from 13 stores added during Fiscal 1998. Average inventory per store for Fiscal 1998 Comparable Stores decreased from $102,000 at January 31, 1998 to $101,000 at January 30, 1999.

     Pawn service charges increased 27.0% to $3,636,000 during Fiscal 1998 from $2,862,000 during Fiscal 1997 primarily due to a 20.2% increase in pawn service charges from Fiscal 1998 Comparable Stores and pawn service charges from 13 stores added during Fiscal 1998. The increased pawn services charges from Fiscal 1998 Comparable Stores results primarily from pawn loans increasing 52.3% from $2,421,000 at January 31, 1998 to $3,686,000 at January 30, 1999.

     Gross profit as a percentage of total revenues increased 3.8% from 49.0% during Fiscal 1997 to 52.8% during Fiscal 1998 primarily due to improvements in shrinkage, an uninsured theft at one of the Company's stores during February 1997, and the recording of inventory valuation allowances at January 31, 1998 which were offset by the effect of 13 stores added during Fiscal 1998. On a Fiscal 1998 Comparable Store basis, gross profit as a percentage of total revenues increased 4.4% from 49.0% during Fiscal 1997 to 53.4% during Fiscal 1998. Excluding the uninsured theft at one of its stores during February 1997, the Company's annualized inventory turnover rate was 2.4 times during Fiscal 1998 compared to 2.5 times during Fiscal 1997. Casualty insurance, including burglary coverage, is currently maintained for each of the Company's stores, and fidelity bond coverage is maintained on each of the Company's employees.

     Store operating expenses increased 31.8% to $5,326,000 during Fiscal 1998 from $4,040,000 during Fiscal 1997 primarily due to expenses attributable to 13 stores added during Fiscal 1998, increased labor at Fiscal 1998 Comparable Stores to support increased store activity, and increased advertising expenses. On a Fiscal 1998 Comparable Store basis, store operating expenses comprised 40.6% of total revenues during Fiscal 1998 compared to 39.7% of total revenues during Fiscal 1997.

     Store contribution margin increased 3.1% to $975,000 during Fiscal 1998 compared to $946,000 during Fiscal 1997 primarily due to significant improvements in the profitability of Fiscal 1998 Comparable Stores which were offset by the effects of planned start-up losses at 13 stores added during Fiscal 1998. Excluding the effects of planned start-up losses, the Fiscal 1998 Comparable Store contribution margin increased 49.2% to $1,411,000 during Fiscal 1998 compared to $946,000 during Fiscal 1997. The following table presents an analysis of Fiscal 1998 Comparable Store and new store performance for Fiscal 1998 compared to Fiscal 1997.

                                                      Fiscal 1998                Fiscal 1997
                                       ----------------------------------------  ------------
                                       Fiscal 1998
                                       Comparable       New
                                         Stores        Stores      Consolidated  Consolidated
                                       ----------    ----------    ------------  ------------

      Merchandise sales ...........    $    7,447    $      723     $    8,170    $    7,215
      Pawn service charges ........         3,440           196          3,636         2,862
      Other .......................            88            41            129           101
                                       ----------    ----------     ----------    ----------
         Total revenues ...........        10,975           960         11,935        10,178

      Cost of sales ...............         5,113           521          5,634         5,192
                                       ----------    ----------     ----------    ----------
         Gross profit .............         5,862           439          6,301         4,986

      Store operating expenses ....         4,451           875          5,326         4,040
                                       ==========    ==========     ==========    ==========
         Store contribution .......    $    1,411    $     (436)    $      975    $      946
                                       ==========    ==========     ==========    ==========

     Corporate administrative expenses increased 45.2% to $3,074,000 during Fiscal 1998 from $2,117,000 during Fiscal 1997 primarily due to (i) the issuance of 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and store site selection ("Non-Recurring Professional Fees"), (ii) increased labor costs associated with the hiring of manager trainees to support store openings, (iii) increased labor costs associated with the hiring of additional executive management to support planned growth, and (iv) increased professional fees associated with human resource development and regulatory matters. Since the Company added 13 stores during Fiscal 1998 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to decrease as a percentage of total revenues.

     Interest expense decreased 73.5% to $996,000 during Fiscal 1998 from $3,761,000 during Fiscal 1997. Fiscal 1998 includes $495,000 in non-cash non-recurring interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures ("Non-Cash Non-Recurring Interest Expense") and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering ("Non-Recurring Interest Expense"). See note 6 to the consolidated financial statements for the year ended January 30, 1999 included under "Item 8. Consolidated Financial Statements" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Fiscal 1997 included $3,742,000 in Non-Recurring Interest Expense.

     During Fiscal 1998, the Company recognized $674,000 in noncash non-recurring preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in non-recurring preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock (collectively, the "Non-Recurring Preferred Dividends"). See note 8 to the consolidated financial statements for the year ended January 30, 1999 included under "Item 8. Consolidated Financial Statements" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. Fiscal 1997 included $217,000 in Non-Recurring Preferred Dividends.

     Net loss to common stockholders during Fiscal 1998 was $4,405,000, or $0.68 per basic and diluted share, compared to $5,653,000, or $3.01 per basic and diluted share, during Fiscal 1997. Excluding the Non-Recurring Professional Fees, Non-Cash Non-Recurring Interest Expense, Non-Recurring Interest Expense, and Non-Recurring Preferred Dividends, net loss to common stockholders during Fiscal 1998 would have been $2,705,000, or $0.42 per basic and diluted share, compared to $1,694,000, or $0.90 per basic and diluted share, during Fiscal 1997.

     At January 30, 1999, the Company's accumulated net operating loss carryforwards for tax purposes were approximately $12,503,000. Such amounts are available to offset future federal taxable income, if any, through 2019.

Fiscal 1997 Compared to Fiscal 1996

     Total revenues increased 28.8% to $10,178,000 during Fiscal 1997 as compared to $7,903,000 during Fiscal 1996. The overall increase was attributable to a 24.1% increase in comparable store revenues at stores opened 12 months or more as of January 31, 1998 ("Fiscal 1997 Comparable Stores") and revenues from two stores added during Fiscal 1996.

     Merchandise sales increased 30.6% to $7,215,000 during Fiscal 1997 from $5,523,000 during Fiscal 1996 due to a 26.1% increase in merchandise sales from Fiscal 1997 Comparable Stores and merchandise sales from two stores added during Fiscal 1996. Average inventory per store decreased from $104,000 at January 26, 1997 to $102,000 at January 31, 1998.

     Pawn service charges increased 24.9% to $2,862,000 during Fiscal 1997 from $2,291,000 during Fiscal 1996 primarily due to pawn loans increasing 8.7% from $2,227,000 at January 26, 1997 to $2,421,000 at January 31, 1998. The overall increase was attributable to a 19.7% increase in pawn service charges from Fiscal 1997 Comparable Stores and pawn service charges from two stores added during Fiscal 1996. The Company expects that, during the first four years of operation, a store should experience significant increases in loan activity resulting in a higher number of loans being renewed or redeemed, causing pawn service charges to increase as a percentage of loans outstanding.

     Gross profit as a percentage of total revenues declined 3.7% from 52.7% during Fiscal 1996 to 49.0% during Fiscal 1997 primarily due to a conscious effort to sell older inventory, an uninsured theft at one of the Company's stores during February 1997 and allowances provided for shrinkage and valuation based on management's evaluation of inventories on hand. The Company's annualized inventory turnover rate was 2.5 times during Fiscal 1997 compared to
2.3 times during Fiscal 1996 primarily due to increased store traffic and a conscious effort to sell older inventory.

     Store operating expenses increased 10.6% to $4,040,000 during Fiscal 1997 from $3,652,000 during Fiscal 1996 primarily due to increased labor at Fiscal 1997 Comparable Stores to support increased store activity and the addition of two stores during Fiscal 1996. Operating expenses as a percent of total revenues decreased to 39.7% during Fiscal 1997 from 46.2% during Fiscal 1996 primarily resulting from significant increases in Fiscal 1997 Comparable Store merchandise sales and pawn service charges discussed above.

     Store contribution margin increased 84.8% to $946,000 during Fiscal 1997 compared to $512,000 during Fiscal 1996 primarily due to increases in Fiscal 1997 Comparable Store merchandise sales and pawn service charges which were not offset by corresponding increases in store operating expenses.

     Interest expense increased 176.5% to $3,761,000 during Fiscal 1997 from $1,360,000 during Fiscal 1996 primarily due to $1,885,000 in additional non-cash interest expense recognized in the fourth quarter of Fiscal 1997 resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and increases in the aggregate outstanding principal amount of convertible subordinated debentures. See note 6 to the consolidated financial statements for the year ended January 30, 1999 included under "Item 8. Consolidated Financial Statements" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures.

     Corporate administrative expenses increased 23.6% to $2,117,000 during Fiscal 1997 from $1,713,000 during Fiscal 1996 primarily due to (i) increased salaries associated with the hiring of additional executive management, (ii) increased expenses associated with development of marketing programs, (iii) increased expenses associated with the Company's comprehensive insurance package, (iv) and increased professional fees associated with human resource development, the preparation of the Company's franchise offering circular and fees associated with the preparation of tax returns. However, administrative expenses decreased to 20.8% of total revenues during Fiscal 1997 compared to 21.7% during Fiscal 1996 primarily resulting from significant increases in comparable store merchandise sales and pawn service charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the completion of its initial public offering in March 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. In March 1998, the Company received net proceeds of approximately $5,583,000 from the completion of its initial public offering. See "Item 1. Business - General." In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 outstanding shares of Common Stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 outstanding shares of Common Stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

     On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). At January 30, 1999, $4,840,000 was outstanding under the Credit Facility and an additional $175,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.75% at January 30, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of January 30, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

     At January 30, 1999, the Company's primary sources of liquidity were $298,000 in cash and cash equivalents, $446,000 in pawn service charges receivable, $4,419,000 in pawn loans outstanding, $3,011,000 in inventories, and $175,000 of available and unused funds under the Company's Credit Facility. The Company had a current ratio of approximately 5.8 to 1.0 and 1.6 to 1.0 at January 30, 1999 and January 31, 1998, respectively. Net cash used in operating activities was $3,635,000 during Fiscal 1998 and $3,308,000 during Fiscal 1997.

     The Company's profitability and liquidity is affected by the amount of loans outstanding, which is controlled in part by the Company's loaning decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the sales value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated sales value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, lower loans in relation to the pledged property's estimated sales value tend to slightly increase loan redemptions and improve the Company's liquidity. Conversely, providing higher loans in relation to the estimated sales value of the pledged property can result in an increase in the Company's pawn service charge income. Higher average loan balances can also result in a slight increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity. In addition to these factors, liquidity is also affected by merchandise sales and the pace of store expansion.
     .
     The addition of Michael D. Record as President in September 1998 resulted in a renewed focus on the Company's lending operations. During Fiscal 1998, pawn loans increased $1,998,000 or 82.5% due to a $1,265,000 or 52.3% increase in Fiscal 1998 Comparable Store pawn loans and a $733,000 increase in pawn loans at 13 stores opened during Fiscal 1998. The Company expects pawn loan balances to continue to increase during the fiscal year ending January 29, 2000 and plans to fund such growth with cash flows from operations, borrowings under the Credit Facility, and capital provided by a public debt offering of the 2004 Notes (as defined below).

     On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers with a minimum subscription of $250,000. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. As of April 27, 1999, $3,817,000 of the 2004 Notes had been issued.

     The Company believes its planned roll-out of PAWNMART(SM) stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, net proceeds from the offering of the 2004 Notes, and future debt or equity offerings. In addition to factors noted under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Affect Future Performance," the Company's store expansion during the fiscal year ending January 29, 2000 will largely be dependent upon the amount of 2004 Notes sold. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its fiscal 1999 expansion schedule could be reduced or modified. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     The following selected accounting pronouncements were issued during Fiscal 1998, but have not yet become effective, and are listed with the expected impact on the Company.

         FASB 133, Accounting for Derivative Instruments and Hedging Activities
- This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for fiscal periods beginning after June 15, 1999. Since the Company does not use derivative instruments, the effect of the implementation of this new pronouncement is not expected to have any effect on the financial position or results of operations of the Company.

     SOP 98-5, Reporting on the Costs of Start-Up Activities - This Statement of Position requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5, effective for fiscal years beginning after December 15, 1998, requires the initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted and reported as a cumulative effect of a change in accounting principle. The implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

YEAR 2000 COMPLIANCE

     The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond December 31, 1999.

     The Company has begun a project to bring software and systems into Year 2000 compliance in time to minimize any significant or detrimental effects on its operations. The project covers information systems, operating systems, other non-financial systems equipment and significant third-party vendors. The Company has adopted a five level process toward Year 2000 compliance: (1) awareness; (2) assessment (identification of where failures may occur, solutions, workarounds, and plans to repair or replace); (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation; and (5) implementation. At January 30, 1999, the first three levels have been substantially completed, except for third parties as discussed below. The Company expects to complete the remaining levels by June 30, 1999.

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

     The Company's proprietary operating software system represents its only critical internal business system. The proprietary operating software system has been upgraded for Year 2000 compliance and is being tested. The vendors which supply the Company's accounting applications, payroll, and other financial software systems have represented that their products are Year 2000 compliant. The Company has upgraded substantially all of its hardware to mitigate Year 2000 problems from affecting its operations and anticipates incurring approximately $30,000 during the fiscal year ending January 29, 2000 to bring existing hardware into compliance.

     The Company is reviewing the critical third parties which provide services or goods which are essential to its operations in order to determine the extent to which the Company is subject to any failure by such third parties to adequately address and resolve their respective Year 2000 problems. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has achieved Year 2000 compliance, and the Company is unable to replace the provider with an alternative provider, its operations could be adversely impacted.

     Based on the current status of the five level Year 2000 process, the Company does not foresee significant risks associated with the Year 2000 problem. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems have been identified or will be corrected. With this in mind, management is developing contingency plans for implementation in the event a significant third party vendor does not adequately address the Year 2000 problem or unexpected problems occur in the Company's operations. These plans primarily involve using backup sites, alternative vendors or internal remediation. In the event of a Year 2000 problem, the Company could likely suffer a number of operational inconveniences and inefficiencies for both the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack Of Profitability, Expected Losses During Roll-Out Phase

     From its inception on January 13, 1994 through January 30, 1999, the Company has experienced aggregate losses of $16,687,000. Further, a key element of the Company's strategy consists of developing multiple PAWNMART(SM) stores meeting the Company's required store size, configuration, and site selection requirements in regional and local markets. This strategy is likely to result in continued net losses during the Company's roll-out phase due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, the number of new store expansions, the Company's ability to manage its growth and maintain the quality of its personnel, and the ability of the Company to implement its strategic plan.

Substantial Leverage; Ability to Service Debt

     At January 30, 1999, the Company had total long-term indebtedness of $4,840,000. In addition, the Company is currently offering up to $10 million of 2004 Notes on a "best efforts" basis. At April 27, 1999, the Company had $3,817,000 of 2004 Notes outstanding. The degree to which the Company is leveraged could have adverse consequences to holders of the debt, including the following: (i) substantial cash flow from the Company's operations will be required for the payment of principal and interest on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, whether for capital expenditures, further development, refinancings or otherwise, may be impaired; (iii) the Company may be more leveraged than certain of its competitors, which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage makes it more vulnerable to changes in economic conditions and may limit the Company's ability to withstand competitive pressures and capitalize on significant business opportunities.

     The Company expects to repay its indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, (iv) proceeds from the exercise of the Series A Warrants, or (v) the sale of certain assets. The Company will require substantial cash flows to meet its interest payment obligations with respect to its indebtedness. The Company's cash flow is dependent on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Since the Credit Facility bears interest at a floating rate, the Company is sensitive to any increase in prevailing interest rates. The Company believes that, based upon anticipated levels of operations, it should be able to meet its debt service obligations when due. If the Company is unable to generate such cash flow from operations to satisfy its interest obligations, the Company may be required to refinance all or a portion of such obligations, sell assets, or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on the Company.

Inability to Sell Maximum Subscription of 2004 Notes

     Although the Company is offering up to $10 million in 2004 Notes on a "best efforts" basis, there are no assurances that the maximum offering amount will be subscribed. The Company's store expansion during the fiscal year ending January 29, 2000 will largely be dependent upon the number of 2004 Notes sold. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, the Company's fiscal 1999 expansion schedule could be reduced or modified.

Liquidity

     Although the Company has entered into the $10 million Credit Facility, there are no assurances that the Company's cash and cash equivalents on hand and its cash availability will be sufficient to meet the Company's anticipated working capital needs and capital expenditures in the future. To finance future expenditures, the Company may need to issue additional securities or incur additional debt. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance future cash requirements could materially and adversely affect the Company's operating results and anticipated growth in future periods.

Management of Growth

     The Company plans to expand its business through a roll-out of PAWNMART(SM) stores. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program and will be dependent, in part, upon its ability to secure suitable sites for its new stores, obtain adequate inventory for its new stores, maintain adequate financial controls and reporting systems to manage a larger operation, and to obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

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

Competition

     The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured, as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many of the Company's competitors, including Cash America International, Inc., First Cash Financial Services, Inc., and EZCORP, Inc., have greater financial resources. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

     In addition, the Company faces competition in the acquisition of existing stores. Several competing pawnshop companies have implemented expansion and acquisition programs. There can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

Government Regulation

     The Company's lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity's ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company's ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company's prospects. The Company's ability to open new stores in other states could be affected by the enactment of state or local legislation, similar to current Texas legislation, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance or activation of any new pawnshop license in Texas counties having a population of more than 250,000. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

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

Dependence on Key Management

     The Company relies on the business and technical expertise of its executive officers and certain other key employees, particularly its Chief Executive Officer, Carson Thompson and its President, Michael Record. Except for an employment agreement with Michael Record, the Company does not have an employment agreement with any member of its executive staff. The loss of the services of any of these individuals could have a material adverse effect on the Company's operating results. No assurance can be given that their services will be available in the future. The Company's success will also be dependent on its ability to attract and retain additional qualified management personnel.

Risks Related to Firearm Sales

     The Company has not, and, at present, does not intend to engage in the sale of handguns or assault rifles to the public. The Company does wholesale handguns and assault rifles to licensed firearm dealers. The Company has engaged in the sale of sporting rifles to the public leaving it open to the risk of lawsuits from persons who may claim injury as a result of an improper sale. No such claims have been asserted against the Company as of the date hereof. The Company does maintain insurance covering potential risks related to the sale of firearms.

Risks Related to Automobile Title Loans

     Alabama and Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately eight percent of the Company's total revenues during Fiscal 1998 were related to pawn service charges generated from such advances. The adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. In addition, the Company could be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Necessity to Maintain Current Prospectus and Registration Statement

     The Company must maintain an effective registration statement on file with the Commission before any of the Series A Warrants or Series B Warrants (collectively, the "Warrants") may be redeemed or exercised. It is possible that the Company may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where the Company is unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire, unexercised, which would result in the holders losing all the value of the Warrants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. Subsequent to January 30, 1999, the Company commenced a public offering of the 2004 Notes which bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The aggregate maturities of long-term notes payable for each of the five years subsequent to January 30, 1999 are as follows:

         Fiscal Years Ending January,

                         2000         $     342
                         2001                --
                         2002             4,840
                         2003                --
                         2004                --
                                      ---------
                         Total        $   5,182
                                      =========

     The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.....................................        21

Consolidated Balance Sheets......................................        22

Consolidated Statements of Operations............................        24

Consolidated Statements of Stockholders' Equity (Deficit) .......        25

Consolidated Statements of Cash Flows............................        26

Notes to Consolidated Financial Statements.......................        27

                          Independent Auditors' Report


The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheets of PawnMart, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Fort Worth, Texas
March 12, 1999, except for note 13
     which is as of April 27, 1999

                        PAWNMART, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                (In Thousands, Except Share and Per Share Data)

                                                                                           January 30,   January 31,
                                                                                              1999          1998
                                                                                           ----------    ----------
                                       Assets (note 6)

     Current assets:
        Cash and cash equivalents                                                          $      298    $      151
        Accounts receivable                                                                        60            32
        Pawn service charges receivable                                                           446           233
        Loans                                                                                   4,419         2,421
        Inventories, net                                                                        3,011         1,944
        Prepaid expenses and other current assets                                                 199            98
                                                                                           ----------    ----------
                 Total current assets                                                           8,433         4,879
                                                                                           ----------    ----------

     Property and equipment, net (note 4)                                                       2,232           802

     Goodwill and other intangible assets, net (note 5)                                           156            63

     Debt issuance costs, net of accumulated amortization of $47 and $601
        at January 30, 1999 and January 31, 1998, respectively (notes 2 and 6)                    137           545

     Other assets                                                                                 234           388
                                                                                           ----------    ----------

                 Total assets                                                              $   11,192    $    6,677
                                                                                           ==========    ==========

                        Liabilities and Stockholders' Equity (Deficit)

     Current liabilities:
        Accounts payable                                                                   $      523    $      404
        Accrued interest payable                                                                   36           142
        Accrued payroll and payroll taxes                                                         206           114
        Deferred rent                                                                             123           105
        Accrued bonuses                                                                            42            33
        Other accrued expenses                                                                    173           253
        Current installments of notes payable, including $347 payable to
           stockholders at January 31, 1998 (notes 2 and 6)                                       342         2,070
                                                                                           ----------    ----------
                 Total current liabilities                                                      1,445         3,121
                                                                                           ----------    ----------

     Long-term notes payable, net of current installments (notes 2 and 6)                       4,840         9,778
                                                                                           ----------    ----------
                 Total liabilities                                                              6,285        12,899
                                                                                           ----------    ----------

                                                                    (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                                                                                               January 30,     January 31,
                                                                                                  1999            1998
                                                                                              ------------     ------------
     Stockholders' equity (deficit) (notes 2, 6, 8, 9, and 10)
        Preferred stock, $.01 par value; authorized 10,000,000 shares:
           $.50 Series A Convertible Preferred stock; 2,000,000 shares issued and
              outstanding at January 31, 1998 (liquidation preference of $.50 per share)      $         --     $         20
           Series B Convertible Preferred stock; 1,091,858 shares issued at January 31,
              1998 (liquidation preference of $2.00 per share)                                          --               11
           Series C Convertible Preferred stock; 26,842 shares issued and outstanding at
              January 31, 1998 (liquidation preference of $2.50 per share)                              --               --
           12% Series D Convertible Exchangeable Preferred stock; 542,500 shares issued
              and outstanding at January 31, 1998 (liquidation preference of $2.00 per                  --                6
              share)
        Common stock, $.01 par value; authorized 20,000,000 shares; 7,230,877 and
           1,950,424 shares issued at January 30, 1999 and January 31, 1998, respectively               72               19
        Series A redeemable common stock purchase warrants, $0.125 par value;
           1,380,000 warrants issued and outstanding at January 30, 1999                               173               --
        Series B redeemable common stock purchase warrants, $0.0625 par value;
           1,380,000 warrants issued and outstanding at January 30, 1999                                86               --
        Additional paid-in capital                                                                  22,242            7,657
        Preferred stock discount                                                                        --             (674)
        Accumulated deficit                                                                        (17,596)         (13,191)
                                                                                              ------------     ------------
                                                                                                     4,977           (6,152)
                                                                                              ------------     ------------

        Less treasury stock, at cost: 21,432 common shares at January 30, 1999 and
           13,189 common shares and 25,000 Series B Convertible Preferred shares at
           January 31, 1998                                                                            (70)             (70)
                                                                                              ------------     ------------

                 Total stockholders' equity (deficit)                                                4,907           (6,222)

     Commitments, contingencies and subsequent event (notes 11, 12 and 13)
                                                                                              ============     ============
                 Total liabilities and stockholders' equity (deficit)                         $     11,192     $      6,677
                                                                                              ============     ============



See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     (In Thousands, Except Per Share Data)


                                               Year Ended     Year Ended     Year Ended
                                               January 30,    January 31,    January 26,
                                                  1999           1998           1997
                                               ----------     ----------     ----------

Revenues:
   Merchandise sales                           $    8,170     $    7,215     $    5,523
   Pawn service charges                             3,636          2,862          2,291
   Other                                              129            101             89
                                               ----------     ----------     ----------
         Total revenues                            11,935         10,178          7,903

Cost of sales                                       5,634          5,192          3,739
                                               ----------     ----------     ----------
         Gross profit                               6,301          4,986          4,164
                                               ----------     ----------     ----------

Expenses:
   Store operating (note 11)                        5,326          4,040          3,652
   Interest (note 6)                                  996          3,761          1,360
   Depreciation                                       555            444            435
   Amortization                                        63             60             60
   Corporate administrative (note 8)                3,074          2,117          1,713
                                               ----------     ----------     ----------
         Total expenses                            10,014         10,422          7,220
                                               ----------     ----------     ----------

         Net loss                                  (3,713)        (5,436)        (3,056)

Preferred stock dividends (note 8)                    692            217             --
                                               ----------     ----------     ----------

         Net loss to common stockholders       $   (4,405)    $   (5,653)    $   (3,056)
                                               ==========     ==========     ==========

Loss per common share (note 3(m)):
         Basic                                 $    (0.68)    $    (3.01)    $    (1.67)
                                               ==========     ==========     ==========
         Diluted                               $    (0.68)    $    (3.01)    $    (1.67)
                                               ==========     ==========     ==========


         See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

     Years Ended January 26, 1997, January 31, 1998, and January 30, 1999

                       (In Thousands, Except Share Data)



                                                                                                                    Series A
                                                                                                             redeemable common stock
                                                                 Preferred stock          Common stock          purchase warrants
                                                            -----------------------   ----------------------  ----------------------
                                                              Shares       Amount       Shares      Amount     Shares       Amount
                                                            ----------   ----------   ----------  ----------  ----------  ----------

Balance at January 28, 1996                                  3,074,626   $       31   $1,759,071  $       17          --  $       --

    Issuance of common stock (note 8)                               --           --       85,927           1          --          --

    Issuance of preferred stock (note 8)                        14,394           --           --          --          --          --

    Acquisition of 9,892 shares of common stock (note 8)            --           --           --          --          --          --

    Net loss                                                        --           --           --          --          --          --
                                                            ----------   ----------   ----------  ----------  ----------  ----------
Balance at January 26, 1997                                  3,089,020           31    1,844,998          18          --          --

    Issuance of common stock (note 8)                               --           --      105,426           1          --          --

    Acquisition of 3,297 shares of common stock (note 8)            --           --           --          --          --          --

    Issuance of preferred stock (notes 8 and 10)               572,180            6           --          --          --          --

    Recognition of Convertible Subordinated Debenture
       beneficial conversion feature (note 6)                       --           --           --          --          --          --

    Recognition of preferred stock beneficial
       conversion feature (note 8)                                  --           --           --          --          --          --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --           --           --          --          --          --

    Preferred stock dividends paid                                  --           --           --          --          --          --

    Net loss                                                        --           --           --          --          --          --
                                                            ----------   ----------   ----------  ----------  ----------  ----------

Balance at January 31, 1998                                  3,661,200           37    1,950,424          19          --          --

    Issuance of common stock and warrants (note 2)                  --           --    1,365,000          14   1,380,000         173

    Issuance of unregistered common stock in exchange
       for services (note 8)                                        --           --       44,445          --          --          --

    Conversion of Convertible Subordinated
       Debentures (notes 2 and 6)                                   --           --    2,380,000          24          --          --

    Conversion of preferred stock (notes 2 and 8)           (3,661,200)         (37)   1,491,008          15          --          --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --           --           --          --          --          --

    Preferred stock dividends paid                                  --           --           --          --          --          --

    Net loss                                                        --           --           --          --          --          --
                                                            ----------   ----------   ----------  ----------  ----------  ----------
Balance at January 30, 1999                                         --   $       --    7,230,877  $       72   1,380,000  $      173
                                                            ==========   ==========   ==========  ==========  ==========  ==========

                                                                   Series B
                                                            redeemable common stock
                                                               purchase warrants    Additional  Preferred
                                                            ----------------------   paid-in      stock     Accumulated
                                                              Shares      Amount     capital     discount     deficit
                                                            ----------  ----------  ----------  ----------   ----------

Balance at January 28, 1996                                         --  $       --  $    3,210  $       --   $   (4,482)

    Issuance of common stock (note 8)                               --          --          30          --           --

    Issuance of preferred stock (note 8)                            --          --          36          --           --

    Acquisition of 9,892 shares of common stock (note 8)            --          --          --          --           --

    Net loss                                                        --          --          --          --       (3,056)
                                                            ----------  ----------  ----------  ----------   ----------
Balance at January 26, 1997                                         --          --       3,276          --       (7,538)

    Issuance of common stock (note 8)                               --          --          30          --           --

    Acquisition of 3,297 shares of common stock (note 8)            --          --          --          --           --

    Issuance of preferred stock (notes 8 and 10)                    --          --       1,147          --           --

    Recognition of Convertible Subordinated Debenture
       beneficial conversion feature (note 6)                       --          --       2,380          --           --

    Recognition of preferred stock beneficial
       conversion feature (note 8)                                  --          --         824        (824)          --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --          --          --         150         (150)

    Preferred stock dividends paid                                  --          --          --          --          (67)

    Net loss                                                        --          --          --          --       (5,436)
                                                            ----------  ----------  ----------  ----------   ----------

Balance at January 31, 1998                                         --          --       7,657        (674)     (13,191)

    Issuance of common stock and warrants (note 2)           1,380,000          86       5,310          --           --

    Issuance of unregistered common stock in exchange
       for services (note 8)                                        --          --         200          --           --

    Conversion of Convertible Subordinated
       Debentures (notes 2 and 6)                                   --          --       9,053          --           --

    Conversion of preferred stock (notes 2 and 8)                   --          --          22          --           --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --          --          --         674         (674)

    Preferred stock dividends paid                                  --          --          --          --          (18)

    Net loss                                                        --          --          --          --       (3,713)
                                                            ----------  ----------  ----------  ----------   ----------
Balance at January 30, 1999                                  1,380,000  $       86  $   22,242  $       --   $  (17,596)
                                                            ==========  ==========  ==========  ==========   ==========


                                                                          Total
                                                                       stockholders'
                                                             Treasury     equity
                                                              stock      (deficit)
                                                            ----------   ----------

Balance at January 28, 1996                                 $      (50)  $   (1,274)

    Issuance of common stock (note 8)                               --           31

    Issuance of preferred stock (note 8)                            --           36

    Acquisition of 9,892 shares of common stock (note 8)           (15)         (15)

    Net loss                                                        --       (3,056)
                                                            ----------   ----------
Balance at January 26, 1997                                        (65)      (4,278)

    Issuance of common stock (note 8)                               --           31

    Acquisition of 3,297 shares of common stock (note 8)            (5)          (5)

    Issuance of preferred stock (notes 8 and 10)                    --        1,153

    Recognition of Convertible Subordinated Debenture
       beneficial conversion feature (note 6)                       --        2,380

    Recognition of preferred stock beneficial
       conversion feature (note 8)                                  --           --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --           --

    Preferred stock dividends paid                                  --          (67)

    Net loss                                                        --       (5,436)
                                                            ----------   ----------

Balance at January 31, 1998                                        (70)      (6,222)

    Issuance of common stock and warrants (note 2)                  --        5,583

    Issuance of unregistered common stock in exchange
       for services (note 8)                                        --          200

    Conversion of Convertible Subordinated
       Debentures (notes 2 and 6)                                   --        9,077

    Conversion of preferred stock (notes 2 and 8)                   --           --

    Amortization of preferred stock beneficial
       conversion feature (note 8)                                  --           --

    Preferred stock dividends paid                                  --          (18)

    Net loss                                                        --       (3,713)
                                                            ----------   ----------
Balance at January 30, 1999                                 $      (70)  $    4,907
                                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                        Year Ended   Year Ended   Year Ended
                                                                        January 30,  January 31,  January 26,
                                                                           1999         1998         1997
                                                                        ----------   ----------   ----------

Cash flows from operating activities:
   Net loss                                                             $   (3,713)  $   (5,436)  $   (3,056)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                            618          504          495
      Amortization of debt issuance costs                                      124          271          228
      Amortization of debt discount                                            495        1,885           --
      Common and preferred stock issued for services                           200           34           31
      Changes in operating assets and liabilities:
         Accounts receivable                                                   (28)          (9)         (13)
         Pawn service charges receivable                                      (213)          (4)         (22)
         Inventories, net                                                   (1,067)          27         (481)
         Prepaids and other current assets                                    (101)         (80)          29
         Other assets                                                           (2)        (254)         (10)
         Accounts payable                                                      119           73           32
         Accrued liabilities                                                   (67)        (319)         410
                                                                        ----------   ----------   ----------
            Net cash used in operating activities                           (3,635)      (3,308)      (2,357)
                                                                        ----------   ----------   ----------

Cash flows from investing activities:
   Net increase in pawn loans                                               (1,998)        (193)        (781)
   Purchases of property and equipment                                      (1,985)        (197)        (279)
                                                                        ----------   ----------   ----------
            Net cash used in investing activities                           (3,983)        (390)      (1,060)
                                                                        ----------   ----------   ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                   6,352        3,172        4,269
   Principal payments on notes payable                                      (3,993)        (174)        (563)
   Net proceeds from issuance of common stock and warrants                   5,583            3           --
   Purchase of treasury stock                                                   --           (5)         (15)
   Payment of debt issuance costs                                             (159)        (261)        (375)
   Net proceeds from issuance of preferred stock                                --        1,148           36
   Preferred stock dividends paid                                              (18)         (67)          --
   Increase (decrease) in bank overdraft                                        --         (110)          81
                                                                        ----------   ----------   ----------
            Net cash provided by financing activities                        7,765        3,706        3,433
                                                                        ----------   ----------   ----------

Net increase in cash and cash equivalents                                      147            8           16
Cash and cash equivalents at beginning of year                                 151          143          127
                                                                        ==========   ==========   ==========
Cash and cash equivalents at end of year                                $      298   $      151   $      143
                                                                        ==========   ==========   ==========

Supplemental disclosures of cash flow information -
   Cash paid for interest                                               $      483   $    1,565   $    1,341
                                                                        ==========   ==========   ==========





See Consolidated Statement of Stockholders' Equity (Deficit) and notes 6 and 8 for noncash financing activities.

See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

            January 30, 1999, January 31, 1998 and January 26, 1997


(1)     Organization and Business

        PawnMart, Inc. (the "Company"), was incorporated in Delaware on January
           13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. As of January 30, 1999, the Company owned and operated 32 stores located in Alabama, Georgia, North Carolina, South Carolina, and Texas.

(2)     Completion of Initial Public Offering

        On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock at a price of $5.00, 1,380,000 Series A redeemable common stock purchase warrants at a price of $0.125 (the "Series A Warrants", and 1,380,000 Series B redeemable common stock purchase warrants at a price of $0.0625 (the "Series B Warrants") and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000.

        In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% Convertible Subordinated Debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 outstanding shares of common stock and the Company's $.50 Series A Convertible Preferred stock, Series B Convertible Preferred stock, Series C Convertible Preferred stock, and 12% Series D Convertible Exchangeable Preferred stock were automatically converted into an aggregate of 1,482,766 outstanding shares of common stock (notes 6 and 8). Additionally, the Company utilized $2,489,000 of the net proceeds to repay $2,142,000 in 15% notes payable, $157,000 in notes payable to stockholders and $190,000 in notes payable to the Company's Chief Executive Officer (note 6).

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

              Effective January 2, 1998, the Company changed its year end to a fiscal year which ends on the Saturday nearest to January 31. Accordingly, the fiscal year ended January 31, 1998 consists of 53 weeks and the fiscal years ended January 30, 1999 and January 26, 1997 consist of 52 weeks.

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



                                      27                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


 (3)   Summary of Significant Accounting Policies, Continued

        (c)   Loans and Income Recognition

              Pawnloans (loans) are generally made on the pledge of tangible personal property for a one month period, with an automatic sixty day extension period. Pawn service charges on loans are recognized on an accrual basis during the initial thirty day loan period and applicable sixty day extension period, net of an allowance for pawn service charges deemed uncollectible, based on the Company's historical loan redemption rate. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

       (d)    Inventories

              Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. Inventories from forfeited loans are recorded at the principal amount advanced on the related collateral, exclusive of any uncollected pawn service charges. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $99,000 and $63,000 at January 30, 1999 and January 31, 1998, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

              The Company provides an allowance for shrinkage and valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled approximately $141,000 and $160,000 at January 30, 1999 and January 31, 1998, respectively. Additions to inventory allowances recorded as cost of goods sold totaled approximately $108,000, $170,000, and $61,000 and deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $127,000, $94,000, and $29,000 during the fiscal years ended January 30, 1999, January 31, 1998, and January 26, 1997, respectively.

       (e)    Property and Equipment

              Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of two to seven years for equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the shorter of the lease term or their estimated useful lives.

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



                                      28                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


 (3)   Summary of Significant Accounting Policies, Continued

       (f)    Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

       (i)    Advertising Costs

              Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $395,000, $163,000 and $104,000 for the fiscal years ended January 30, 1999, January 31, 1998, and January 26, 1997, respectively.

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


                                      29                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(3)    Summary of Significant Accounting Policies, Continued

       (k)    Fair Values of Financial Instruments

              Pawnloans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments.

       (l)    Stock Based Compensation

              The Company applies the intrinsic value-based method of
                  accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock option plan. As such, compensation expense would only be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The Company provides the disclosure-only provisions of the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

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

              The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the years ended January 30, 1999, January 31, 1998 and January 26, 1997. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the years ended January 30, 1999, January 31, 1998 and January 26, 1997, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                                         Year Ended     Year Ended     Year Ended
                                                                         January 30,    January 31,    January 26,
                                                                            1999           1998          1997
                                                                         ----------     ----------     ----------
             Weighted average shares - basic                                  6,506          1,878          1,825
             Shares attributable to stock options, warrants and
             convertible securities                                             510          3,628          2,522
                                                                         ----------     ----------     ----------
             Weighted average shares - diluted                                7,016          5,506          4,347
                                                                         ==========     ==========     ==========

                                      30                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(3)    Summary of Significant Accounting Policies, Continued

        (n)    Reclassifications

               Certain amounts in the fiscal years ended January 26, 1997 and
                  January 31, 1998 have been reclassified to conform with the presentation of amounts in the fiscal year ended January 30, 1999.

        (o)    Newly Issued Accounting Pronouncements

               Statement of Position 98-5 ("SOP 98-5"), issued by the American
                  Institute of Certified Public Accountants - "Reporting on the Costs of Start-up Activities," requires that previously capitalized start-up costs including organization costs be written off and future costs related to start up entities be charged to expense as incurred. The effective date for SOP 98-5 is for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 31, 1999; however, there were no capitalized start-up costs requiring write-off upon adoption.

       (p)     Segment Information

               In June 1997, Statement of Financial Accounting Standards No.
                  131, "Disclosures About Segments of an Enterprise and Related Information" (Statement No. 131) was issued which establishes standards for the way public business enterprises are to report information about operating segments. The Company defines each of its stores as operating segments; however, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The Company's management makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements. Therefore, the disclosure requirements of Statement No. 131 are not presented in these consolidated financial statements.

(4)    Property and Equipment

       Property and equipment consists of the following at January 30, 1999 and January 31, 1998 (in thousands):

                                                                 January 30,     January 31,
                                                                    1999            1998
                                                                 ----------      ----------
          Automobiles                                            $      130              64
          Furniture and equipment                                     2,481           1,369
          Leasehold improvements                                      1,506             699
                                                                 ----------      ----------
                                                                      4,117           2,132
          Less accumulated depreciation and amortization             (1,885)         (1,330)
                                                                 ----------      ----------
                                                                 $    2,232             802
                                                                 ==========      ==========


                                      31                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


 (5)   Goodwill and Other Intangible Assets

       Goodwill and other intangible assets consist of the following at January 30, 1999 and January 31, 1998 (in thousands):

                                                  January 30,     January 31,
                                                      1999           1998
                                                  -----------     ----------

          Goodwill                                $       345            189
          Noncompete agreement                             60             60
          Corporate trademark                              50             50
                                                  -----------     ----------
                                                          455            299
          Less accumulated amortization                  (299)          (236)
                                                  -----------     ----------
                                                  $       156             63
                                                  ===========     ==========

(6)    Notes Payable

       Notes payable consist of the following at January 30, 1999 and January
          31, 1998 (in thousands):

                                                                                    January 30,       January 31,
                                                                                        1999              1998
                                                                                   --------------    --------------
          Revolving line of credit with a bank, bearing interest at prime plus
             0.75 basis points (8.75% at January 30, 1999) payable monthly, to mature on October 31, 2001, secured by substantially all of the
             Company's assets                                                      $        4,840     $          --

          Revolving line of credit with a trust, bearing interest at 12%
             payable monthly, to mature on November 19, 1999, secured by all of
             the Company's treasury stock                                                     250               250

          Unsecured convertible subordinated debentures to various individuals, bearing interest at 14% payable monthly, to mature from June 30,
             1999 to January 31, 2001                                                          --             9,520

          Notes payable issued to various individuals, bearing interest at 15%
             payable monthly, to mature from March 31, 1998 to December
             31, 2000, secured by pawn loans and associated collateral                         --             2,142

          Notes payable to stockholders of the Company  pursuant to revolving
             lines of credit, due on demand, bearing interest from 12% to 15%                  --               157

          Note payable to the Chief Executive Officer of the Company, bearing interest at 12%, principal and interest due on March 31, 1998,
             unsecured                                                                         --               190

          Other unsecured notes payable                                                        92                84
                                                                                   --------------    --------------
                                                                                            5,182            12,343
                Less:       Unamortized debt discount                                          -               (495)
                            Current portion                                                  (342)           (2,070)
                                                                                   --------------    --------------
                                                                                   $        4,840    $        9,778
                                                                                   ==============    ==============

                                      32                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(6)     Notes Payable, Continued

        On October 13, 1998, the Company entered into a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At January 30, 1999, $4,840,000 was outstanding under the Credit Facility and an additional $175,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.75% at January 30, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of January 30, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

        At January 31, 1998, the Company had $9,520,000 in aggregate principal amount outstanding under private placement offerings of 14% unsecured Convertible Subordinated Debentures due June 30, 1999, 14% unsecured Convertible Subordinated Debentures due June 30, 2000, and 14% unsecured Convertible Subordinated Debentures due January 31, 2001 (collectively, the "Debentures"). In connection with the completion of the Company's initial public offering on March 20, 1998, the Debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 shares of common stock.

        On October 30, 1997, the holders of the Debentures amended the conversion price related to the automatic conversion of the convertible subordinated debentures in the event of an initial public offering to be the lower of $9.10 principal amount per share or 80 percent of the initial public offering stock price (note 2). The value of the resulting beneficial conversion feature was recognized by the Company as additional financing costs by recording $2,380,000 in debt discount and additional paid-in-capital. Such amount was amortized into interest expense over the period from October 30, 1997 until the date of the initial public offering (note
           2). Amortization expense related to the beneficial conversion feature totaled $495,000 and $1,885,000 for the fiscal years ended January 30, 1999 and January 31, 1998, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

        In connection with the sale of the Debentures, the Company issued warrants to purchase 192,688 shares of the Company's common stock to participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

        In connection with obtaining financing, the Company incurs origination and commitment fees. Such amounts are capitalized and are being amortized on a straight-line basis through the respective maturity date of each obligation. Amortization expense related to debt issuance costs was $124,000, $271,000 and $228,000 for the fiscal years ended January 30, 1999, January 31, 1998, and January 26, 1997, respectively, and is included in interest expense in the accompanying consolidated statements of operations.


                                      33                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(6)     Notes Payable, Continued

        The aggregate maturities of long-term notes payable for each of the five years subsequent to January 30, 1999 are as follows:

                                         Maturities of
                 Fiscal Years              Long-Term
               Ending January,           Notes Payable
               ---------------           -------------

                     2000                 $       342
                     2001                          --
                     2002                       4,840
                     2003                          --
                     2004                          --
                                          -----------
                    Total                 $     5,182
                                          ===========

(7)     Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 are presented below (in thousands):

                                                                 January 30,     January 31,
                                                                    1999            1998
                                                                 ----------      ----------
        Deferred tax assets:
           Net operating loss carryforwards                      $    4,622           3,595
           Property and equipment                                       245             164
           Inventories                                                   52              59
           Intangible assets                                             70              58
                                                                 ----------      ----------
                    Total gross deferred tax assets                   4,989           3,876
                    Less valuation allowance                         (4,989)         (3,876)
                                                                 ----------      ----------
                       Net deferred tax assets                           --              --
                                                                 ----------      ----------

                    Total deferred tax liabilities                       --              --
                                                                 ----------      ----------
                       Net deferred tax assets                   $       --              --
                                                                 ==========      ==========

        At January 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $12,503,000 which are available to offset future federal taxable income, if any, through 2019. Deferred tax valuation allowances of $4,989,000 and $3,876,000 offset deferred tax assets at January 30, 1999 and January 31, 1998, respectively, based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(8)     Equity

        On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock, 1,380,000 Series A Warrants, and 1,380,000 Series B Warrants, and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000.


                                      34                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(8)     Equity, Continued

        In connection with the completion of the initial public offering, the Company's $.50 Series A Convertible Preferred stock, Series B Convertible Preferred stock, Series C Convertible Preferred stock, and 12% Series D Convertible Exchangeable Preferred stock were automatically converted into an aggregate of 1,482,766 shares of common stock and the Company's Series B Convertible Preferred stock treasury shares converted into 8,242 shares of common treasury shares.

        Each Series A Warrant entitles the registered holder to purchase one share of common stock at $6.00, subject to adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger. The Series A Warrants may be exercised through March 17, 2003. The Company may redeem the Series A Warrants, at a price of $.05 per Series A Warrant, prior to March 17, 2003 if the closing bid price for the common stock equals or exceeds $9.00 per share for a predetermined number of trading days.

        Each Series B Warrant entitles the registered holder to purchase one share of common stock at $8.00, subject to adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger. The Series B Warrants may be exercised through March 17, 2004. The Company may redeem the Series B Warrants, at a price of $.05 per Series B Warrant, prior to March 17, 2004 if the closing bid price for the common stock equals or exceeds $11.00 per share for a predetermined number of trading days.

        On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for professional services associated with marketing and new store site selection analysis. In connection with such issuance, the Company has recorded $200,000 in corporate administrative expenses during the fiscal year ended January 30, 1999.

        On January 23, 1998, the Company's common and preferred stockholders approved an amendment to the Company's certificate of incorporation changing the $.50 Series A Convertible Preferred stock, Series B Convertible Preferred stock, Series C Convertible Preferred stock, and 12% Series D Convertible Exchangeable Preferred stock conversion price related to the automatic conversion of preferred stock in the event of an initial public offering to be equal to the lower of the conversion price in effect at the time of an initial public offering or 80 percent of the initial public offering price (note 2). The value of the resulting beneficial conversion feature was recognized as a return to the preferred shareholders by recording $824,000 in preferred stock discounts and additional paid-in capital. Such amounts have been amortized as a return to the preferred shareholders using the effective interest method over the period from January 23, 1998 until the date of the initial public offering. During the fiscal years ended January 30, 1999 and January 31, 1998, the Company recorded $674,000 and $150,000 in preferred stock dividends, respectively, resulting from the amortization of the preferred stock beneficial conversion feature.

        As a result of the private placement of Series B Convertible Preferred stock, the Company currently has outstanding warrants to purchase 26,659 shares of the Company's common stock which were issued to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

        During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company issued 338 and 14,394 shares of Series B Convertible Preferred stock, respectively, in connection with the Company's employee stock purchase plan (note 10).


                                      35                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(8)     Equity, Continued

        During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company acquired 3,297 and 9,892 shares of common stock, respectively, from a former officer of the Company at a price of $1.52 per share.

        During the fiscal years ended January 31, 1998 and January 26, 1997, the
           Company issued 104,602 and 85,927 shares of the Company's common stock, respectively, to certain officers, employees and other individuals in exchange for various services rendered on behalf of the Company. In connection with such issuances, the Company has recorded corporate administrative expenses totaling $28,550 and $31,272 during the fiscal years ended January 31, 1998 and January 26, 1997, respectively.

        During the fiscal year ended January 31, 1998, the Company issued 2,500 shares of Series B Convertible Preferred stock to an employee in exchange for various services rendered on behalf of the Company. In connection with such issuance, the Company has recorded corporate administrative expenses totaling $5,000 during the fiscal year ended January 31, 1998.

        During the fiscal year ended January 31, 1998, the Company issued 26,842 shares of Series C Convertible Preferred stock in connection with the Company's employee stock purchase plan (note 10). Additionally, the Company issued 542,500 shares of 12% Series D Convertible Exchangeable Preferred stock for $2.00 per share and 824 shares of common stock to an employee for $3.03 per share.

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

(9)     Stock Options

        During the year ended January 31, 1998, the Board of Directors and stockholders adopted the 1997 PawnMart, Inc. Employee Stock Option Plan (the "Employee Option Plan") and the 1997 PawnMart, Inc. Director Stock Option Plan (the "Directors' Option Plan"). The number of shares reserved for issuance under the Employee Option Plan and Directors' Option Plan is 1,000,000 and 263,788 shares, respectively.

        Options granted pursuant to the Employee Option Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. All options granted are exercisable on such dates as specified by the Compensation and Human Resources Committee of the Board of Directors. Options granted under the Employee Option Plan are required to have an exercise price equal to the closing price of common stock on the date of grant. The stock options granted have contractual terms of ten years and generally vest ratably over a three to five year period beginning on the first anniversary of the date of grant. During the fiscal years ended January 30, 1999 and January 31, 1998, the Company granted 622,500 and 306,389 stock options, respectively, under the Employee Option Plan with exercise prices ranging from $3.00 to $4.25.

                                      36                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(9)     Stock Options, Continued

        Under the Directors' Option Plan, stock options will be granted to any director who is not an employee of the Company and is not a holder of more than 5% of the outstanding shares of common stock. Newly appointed eligible directors will automatically receive an initial grant of options to purchase 25,000 shares of common stock. All eligible directors will receive annual grants of options to purchase the lessor of 20,000 shares of common stock or $200,000 in market value of underlying common stock. Options granted under the Directors' Option Plan are required to have an exercise price equal to the closing price of common stock on the date of grant. The options will be immediately exercisable and will have a contractual term of ten years from the date of grant. The Company granted 125,000 stock options under the Directors' Option Plan during the fiscal year ended January 30, 1999 with exercise prices ranging from $4.25 to $4.44.

        The following table summarizes stock option activity from January 26, 1997 through January 30, 1999.

                                                                                                Exercisable
                                                                                        ----------------------------
                                            Employee     Directors'      Weighted                        Weighted
                                             Option       Option          Average                        Average
                                              Plan         Plan       Exercise Price      Number      Exercise Price
                                          ----------     ----------   --------------    ---------     --------------

           Balance at January 26, 1997            --            --            --              --              --
                                          ----------     ---------
             Granted                         306,389            --      $    3.79
                                          ----------     ---------
           Balance at January 31, 1998       306,389            --      $    3.79         32,973         $  3.79
             Granted                         622,500       125,000      $    4.04
             Cancelled                       (60,466)           --      $    3.93
                                          ----------     ---------
           Balance at January 30, 1999       868,423       125,000      $    3.97        268,584         $  4.03
                                          ==========     =========

        The following table summarizes total stock options outstanding under the Employee Option Plan and Directors' Option Plan as of January 30, 1999:

                                                                 Weighted
                                                                  Average
                                               Total             Remaining           Currently
                 Exercise Price               Options              Life             Exercisable
                 --------------             ----------           ---------         -------------
                     $3.00                    125,000               9.6                    --
                     $3.79                    263,923               8.7               133,584
                     $4.00                     10,000               9.4                10,000
                     $4.25                    569,500               9.4               100,000
                     $4.44                     25,000               9.3                25,000
                                            ---------                               ---------
                                              993,423                                 268,584
                                            =========                               =========


                                      37                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(9)    Stock Options, Continued

       The Company applies the intrinsic value method of accounting for its option issuances. Accordingly, no compensation expense has been recognized for its employee stock option grants. If the Company had adopted the fair value based method prescribed by the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and determined compensation cost based on the fair value at the grant dates of such options, the Company's net loss would have been increased by approximately $346,000 and $52,000 during the fiscal years ended January 30, 1999 and January 31, 1998, respectively. Basic loss per common share and diluted loss per common share would have been increased by $0.05 per share and $0.03 per share during the fiscal years ended January 30, 1999 and January 31, 1998, respectively.

       The weighted average grant-date fair value of options issued during the fiscal years ended January 30, 1999 and January 31, 1998 was $1.36 and $0.85, respectively, which was calculated in accordance with the Black-Scholes option pricing model using the following weighted average assumptions:

                                                   Year Ended       Year Ended
                                                   January 30,      January 31,
                                                      1999             1998
                                                   -----------      -----------
           Expected term (years)                       3.77            3.29
           Risk-free interest rate                     5.04%           5.61%
           Expected volatility                        45.15%           0.10%
           Expected dividend yield                     0.00%           0.00%

(10)   Employee Stock Purchase Plan

       Prior to January 31, 1998, the Company administered an employee stock purchase plan (Plan) covering substantially all employees. The Plan allowed participating employees to purchase, through payroll deductions and Company matches approved by the Board of Directors, shares of the Company's Series B Convertible Preferred stock and Series C Convertible Preferred stock at a price of $2.50 per share. The Company issued 43,358 shares of its Series B Convertible Preferred stock and 26,842 shares of its Series C Convertible Preferred stock under the Plan prior to January 31, 1998. The Company has recorded approximately $19,000 and $10,000 in compensation expense during the fiscal years ended January 31, 1998 and January 26, 1997, respectively, which represents the value of Company matches approved by the Board of Directors.

(11)   Commitments and Contingencies

       The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases, including leases with a related party, was approximately $1,339,000, $1,112,000 and $1,055,000 for the fiscal years ended January 30, 1999, January 31, 1998 and January 26, 1997, respectively.

                                      38                            (Continued)

                        PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


(11)    Commitments and Contingencies, Continued

        Future minimum lease payments under noncancelable operating leases as of January 30, 1999 are (in thousands):

       Fiscal years ending          Related
            January                  Party          Other          Total
       -------------------         ----------    -----------   ------------
              2000                 $       8           1,534          1,542
              2001                        --           1,249          1,249
              2002                        --             885            885
              2003                        --             800            800
              2004                        --             558            558
           Thereafter                     --              75             75
                                  ----------    ------------   ------------

       Total minimum
          lease payments          $        8           5,101          5,109
                                  ==========    ============   ============

        The Company leases its Weatherford, Texas pawnshop from a joint venture owned by certain stockholders of the Company. Rent expense related to this lease totaled $48,000 during each of the fiscal years ended January 30, 1999, January 31, 1998 and January 26, 1997.

        The Company is involved in various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(12)    Year 2000 (unaudited)

        During the fiscal year ended January 30, 1999, the Company initiated an enterprise-wide project to bring software and systems into Year 2000 compliance in order to minimize any significant or detrimental effects on operations. The project covers information systems, operating systems, other non-financial systems equipment and third party vendors, as well as, products. At January 30, 1999, the Company has made significant progress on its workplan and expects completion of such workplan by the middle of 1999. Although there can be no assurance regarding Year 2000 remediation, management does not expect an adverse impact on the Company's operations.

(13)    Subsequent Event

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers with a minimum subscription of $250,000. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. As of April 27, 1999, $3,817,000 of the 2004 Notes has been issued.

        In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A Warrants for the purchase of up to 600,000 shares of the Company's common stock (note 8). As of April 27, 1999, 229,020 Series A Warrants had been granted in connection with the sale of the 2004 Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended January 30, 1999.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 30, 1999 to be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the such year.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 30, 1999 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 30, 1999 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended January 30, 1999 to be filed with the SEC not later than 120 days after the end of the such year.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     EXHIBIT
     NUMBER

       3.1     PawnMart, Inc.'s Restated and Amended Certificate of
               Incorporation (1)

       3.2     PawnMart, Inc.'s Second Amended and Restated Bylaws (1)

       4.1     Specimen Common Stock Certificate (2)

       4.2     Specimen Series A Warrant Certificate (2)

       4.3     Specimen Series B Warrant Certificate (2)

       4.4 Form of Warrant Agreement, dated as of March 20, 1998 between PawnMart, Inc. and Continental Stock Transfer & Trust Company (2)

       4.5 Form of National Association of Securities Dealers, Inc. broker-dealer warrants (3)

       4.6 Form of Amendment to Warrant Agreement, Dated as of March 20, 1998 Between PawnMart, Inc. and Continental Stock Transfer & Trust Company (6)

       4.7 Indenture, Dated as of March 15, 1999 Between PawnMart, Inc. and Trust Management, Inc., as Trustee, Relating to PawnMart, Inc.'s 12% Subordinated Notes Due 2004 (6)

       4.8     Form of 12% Subordinated Note Due 2004 (included as part of
               Exhibit 4.7 hereto)

      4.9      Form of Broker-Dealer Selling Agreement (6)

      4.10 Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A. (7)

     10.1 Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc. (2)

     10.2      1997 PawnMart, Inc. Employee Stock Option Plan (1)

     10.3      1997 PawnMart, Inc. Director Stock Option Plan (2)

     10.4 Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank (4)

     10.5 Employment Agreement, Dated as of September 8, 1998, Between PawnMart, Inc. and Michael D. Record (5)

     21.1      Subsidiaries of PawnMart, Inc. (8)

     27.1 Financial Data Schedule as of January 30, 1999 (Filed in EDGAR version only) (8)

       -----------------------------------

     (1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

     (2) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form SB-2, filed on February 9, 1998 (File No. 333-38597).

     (3) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 3 to Form SB-2, filed on March 11, 1998 (File No. 333-38597).

     (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No. 1-13919).

     (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

     (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).

     (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

     (8)  Filed herewith.

(b)      FINANCIAL STATEMENT SCHEDULES

     None

(c)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended January 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.


By: /s/ Carson R. Thompson         April 29, 1999    By: /s/ Thomas W. White           April 29, 1999
    -----------------------        --------------        -------------------           --------------
Carson R. Thompson                 Date                  Thomas W. White               Date
Chief Executive Officer, Director                        Senior Vice President
and Chairman of the Board                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                      DATE

/s/ Carson R. Thompson             Chief Executive Officer, Director          April 29, 1999
----------------------             and Chairman of the Board
Carson R. Thompson

/s/ Michael D. Record              President                                  April 29, 1999
Michael D. Record.

/s/ Thomas W. White                Senior Vice President and                  April 29, 1999
-------------------                Chief Financial Officer
Thomas W. White

/s/ Randall L. Haden               Vice President - Information Services      April 29, 1999
--------------------
Randall L. Haden

/s/ Robert E. Camp                 Director                                   April 29, 1999
------------------
Robert E. Camp

/s/ James E. Berk                  Director                                   April 29, 1999
-----------------
James E. Berk

/s/ Monty R. Standifer             Director                                   April 29, 1999
----------------------
Monty R. Standifer

/s/ Mark E. Kane                   Director                                   April 29, 1999
----------------
Mark E. Kane

/s/ Robert D. Bourland, Jr.        Director                                   April 29, 1999
---------------------------
Robert D. Bourland, Jr.

/s/ J. Roger Williams              Director                                   April 29, 1999
---------------------
J. Roger Williams

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
  3.1          PawnMart, Inc.'s Restated and Amended Certificate of
               Incorporation (1)

  3.2          PawnMart, Inc.'s Second Amended and Restated Bylaws (1)

  4.1          Specimen Common Stock Certificate (2)

  4.2          Specimen Series A Warrant Certificate (2)

  4.3          Specimen Series B Warrant Certificate (2)

  4.4          Form of Warrant Agreement, dated as of March 20, 1998 between
               PawnMart, Inc. and Continental Stock Transfer & Trust Company
               (2)

  4.5          Form of National Association of Securities Dealers, Inc.
               broker-dealer warrants (3)

  4.6          Form of Amendment to Warrant Agreement, Dated as of March 20,
               1998 Between PawnMart, Inc. and Continental Stock Transfer &
               Trust Company (6)

  4.7          Indenture, Dated as of March 15, 1999 Between PawnMart, Inc. and
               Trust Management, Inc., as Trustee, Relating to PawnMart, Inc.'s
               12% Subordinated Notes Due 2004 (6)

  4.8          Form of 12% Subordinated Note Due 2004 (included as part of
               Exhibit 4.7 hereto)

  4.9          Form of Broker-Dealer Selling Agreement (6)

  4.10         Form of Subscription Escrow Agreement dated March 15, 1999
               Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank
               Texas, N.A. (7)

  10.1         Form of Indemnity Agreement with Officers and Directors of
               PawnMart, Inc. (2)

  10.2         1997 PawnMart, Inc. Employee Stock Option Plan (1)

  10.3         1997 PawnMart, Inc. Director Stock Option Plan (2)

  10.4         Revolving Credit Agreement Dated October 13, 1998 Between
               PawnMart, Inc. and Comerica Bank (4)

  10.5         Employment Agreement, Dated as of September 8, 1998, Between
               PawnMart, Inc. and Michael D. Record (5)

  21.1         Subsidiaries of PawnMart, Inc. (8)

  27.1 Financial Data Schedule as of January 30, 1999 (Filed in EDGAR version only) (8)

  -----------------------------------

  (1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

  (2) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form SB-2, filed on February 9, 1998 (File No.
          333-38597).

  (3) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 3 to Form SB-2, filed on March 11, 1998 (File No.
          333-38597).

  (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No.
          1-13919).

  (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

  (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No.
          333-70635).

  (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No.
          333-70635).

  (8)     Filed herewith.