Form 10-Q
period 1999-05-01
PAWNMART INC
filed 1999-06-15
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended May 1, 1999


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

                                 (817) 335-7296
                         (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of June 14, 1999 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of June 14, 1999 was 1,667,220. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of June 14, 1999 was 1,380,000.

                          PART I. FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                   May 1,      January 30,
                                                                                    1999          1999
                                                                                 ----------    ----------
                                                                                (Unaudited)
                                          Assets
          Current assets:
             Cash and cash equivalents                                           $    1,024    $      298
             Accounts receivable                                                         58            60
             Pawn service charges receivable                                            536           446
             Loans                                                                    4,851         4,419
             Inventories, net                                                         3,807         3,011
             Prepaid expenses and other current assets                                  210           199
                                                                                 ----------    ----------
                      Total current assets                                           10,486         8,433
                                                                                 ----------    ----------

          Property and equipment, net                                                 2,242         2,232
          Debt issuance costs, net                                                      637           137
          Other assets, net                                                             310           390
                                                                                 ----------    ----------
                      Total assets                                               $   13,675    $   11,192
                                                                                 ==========    ==========

                             Liabilities and Stockholders' Equity

          Current liabilities:
             Accounts payable and accrued liabilities                            $      685    $    1,103
             Current installments of notes payable                                      108           342
                                                                                 ----------    ----------
                      Total current liabilities                                         793         1,445
                                                                                 ----------    ----------

          Long-term notes payable, net of current installments (note 2)               8,517         4,840
                                                                                 ----------    ----------
                      Total liabilities                                               9,310         6,285
                                                                                 ----------    ----------

          Stockholders' equity:
             Preferred stock, $.01 par value; authorized 10,000,000 shares               --            --
             Common stock, $.01 par value; authorized 20,000,000 shares;
                7,230,877 shares issued                                                  72            72
             Series A redeemable common stock purchase warrants, $0.125 par value; 1,614,720 and 1,380,000 warrants issued and outstanding
                at May 1, 1999 and January 30, 1999, respectively (note 2)              202           173
             Series B redeemable common stock purchase warrants, $0.0625 par
                value; 1,380,000 warrants issued and outstanding                         86            86
             Additional paid-in capital                                              22,213        22,242
             Accumulated deficit                                                    (18,138)      (17,596)
                                                                                 ----------    ----------
                                                                                      4,435         4,977
             Less treasury stock, at cost; 21,432 common shares                         (70)          (70)
                                                                                 ----------    ----------

                      Total stockholders' equity                                      4,365         4,907
                                                                                 ----------    ----------

                      Total liabilities and stockholders' equity                 $   13,675    $   11,192
                                                                                 ==========    ==========




          See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                                          Three Months Ended
                                                         May 1,          May 2,
                                                          1999            1998
                                                       ----------      ----------
Revenues:
   Merchandise sales                                   $    2,885      $    1,842
   Pawn service charges                                     1,419             775
   Other                                                       43              33
                                                       ----------      ----------
         Total revenues                                     4,347           2,650

Cost of sales                                               2,051           1,227
                                                       ----------      ----------
         Gross profit                                       2,296           1,423
                                                       ----------      ----------

Expenses:
   Store operating expenses                                 1,751           1,053
   Corporate administrative expenses                          688             759
   Interest expense                                           197             809
   Depreciation and amortization                              202             121
                                                       ----------      ----------
         Total expenses                                     2,838           2,742
                                                       ----------      ----------

         Net loss                                            (542)         (1,319)

Preferred stock dividends                                      --             692
                                                       ----------      ----------

         Net loss to common stockholders               $     (542)     $   (2,011)
                                                       ==========      ==========

Loss per common share (note 3):
         Basic                                         $    (0.08)     $    (0.63)
                                                       ==========      ==========
         Diluted                                       $    (0.08)     $    (0.63)
                                                       ==========      ==========









See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                       Three Months Ended
                                                                                     May 1,          May 2,
                                                                                      1999            1998
                                                                                   ----------      ----------
Cash flows from operating activities:
   Net loss                                                                        $     (542)     $   (1,319)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    202             121
         Amortization of debt issuance costs                                               42              85
         Amortization of debt discount                                                     --             495
         Common stock issued for services                                                  --             200
         Changes in operating assets and liabilities:
               Accounts receivable                                                          2             (19)
               Pawn service charges receivable                                            (90)             26
               Inventories, net                                                          (796)           (130)
               Prepaid expenses and other current assets                                  (11)            (46)
               Other assets                                                                72             249
               Accounts payable and accrued liabilities                                  (418)           (565)
                                                                                   ----------      ----------
                     Net cash used in operating activities                             (1,539)           (903)
                                                                                   ----------      ----------

Cash flows from investing activities:
   Net decrease (increase) in pawn loans                                                 (432)            268
   Purchases of property and equipment                                                   (204)           (119)
                                                                                   ----------      ----------
                     Net cash provided by (used in) investing activities                 (636)            149
                                                                                   ----------      ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                              6,076             135
   Principal payments on notes payable                                                 (2,633)         (2,445)
   Net proceeds from issuance of common stock and warrants                                 --           5,583
   Payment of debt issuance costs                                                        (542)            (10)
   Preferred stock dividends paid                                                          --             (18)
                                                                                   ----------      ----------
                     Net cash provided by financing activities                          2,901           3,245
                                                                                   ----------      ----------

Net increase in cash and cash equivalents                                                 726           2,491
Cash and cash equivalents at beginning of period                                          298             151
                                                                                   ----------      ----------
Cash and cash equivalents at end of period                                         $    1,024      $    2,642
                                                                                   ==========      ==========

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                          $      125      $      376
                                                                                   ==========      ==========


Noncash Financing Activities:

    On March 20, 1998, $9,520,000 in convertible subordinated debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 2,380,000 outstanding shares of common stock and 3,661,200 shares of preferred stock were automatically converted into 1,482,766 outstanding shares of common stock in connection with the completion of the Company's initial public offering. During the three months ended May 2, 1998, the Company recognized $674,000 in preferred stock dividends in connection with the amortization of preferred stock discounts resulting from the preferred stock beneficial conversion feature. On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for $200,000 in professional services associated with marketing and new store site selection analysis.




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                           May 1, 1999 and May 2, 1998

                                   (Unaudited)


(1)    Basis of Presentation

           The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended May 1, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

           The consolidated financial statements include the financial statements of PawnMart, Inc. (the "Company") and its single purpose, wholly owned subsidiaries PCI Finance 1994-I, Inc., PCI Finance 1995-I, Inc., PCI Finance 1996-1, Inc., and PCI Finance 1996-2, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 30, 1999 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

(2)    Notes Payable

       Revolving Credit Facility-

           The Company maintains a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At May 1, 1999, $4,605,000 was outstanding under the Credit Facility and an additional $1,225,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.50% at May 1, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of May 1, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

       Subordinated Debt -

           On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $3,912,000 and $4,787,000 of the 2004 Notes as of May 1, 1999 and June 14, 1999, respectively.

           In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of May 1, 1999, 234,720 Series A Warrants had been granted in connection with the sale of the 2004 Notes.


                                       5
                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(3)    Net Loss Per Common Share

           Net loss per common share is calculated as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised and converted into common stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

           The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months ended May 1, 1999 and May 2, 1998, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months ended May 1, 1999 and May 2, 1998, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                                            Three Months Ended
                                                                            May 1,       May 2,
                                                                             1999         1998
                                                                           --------     --------
Weighted average shares - basic                                               7,209        3,215
Shares attributable to stock options, warrants and convertible
  securities                                                                     --        3,281
                                                                           --------     --------
Weighted average shares - diluted                                             7,209        6,496
                                                                           ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In addition, the following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 30, 1999.

GENERAL

     PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of June 1, 1999, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated 37 stores located in Alabama, Georgia, North Carolina, South Carolina, and Texas.

     Prior to March 1998, the Company owned and operated 19 stores. The completion of the Company's initial public offering of common stock in March 1998 resulted in net proceeds of $5,583,000 and enhanced the Company's ability to implement its business strategy. In connection with the completion of the initial public offering, the Company automatically converted $9,520,000 of its debt into 2,380,000 outstanding shares of common stock and 3,661,200 shares of preferred stock into 1,482,766 outstanding shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

     In order to fund store expansion during the fiscal year ended January 30, 1999 ("Fiscal 1998"), the Company utilized the remaining proceeds from the initial public offering and secured a $10 million revolving line of credit with Comerica Bank. With the above, the Company was able to achieve a 68 percent increase in the number of its stores by adding 13 stores during the last nine months of Fiscal 1998. Additionally, the Company added two stores during the three months ended May 1, 1999 and three stores during the four weeks ended May 29, 1999 bringing it to a total of 37 stores. The Company plans to add 10 to 20 additional stores during the remainder of the fiscal year ending January 29, 2000 ("Fiscal 1999"). The Company's results of operations and cash flows are significantly impacted by (i) expansion through development of new stores or acquisitions of existing stores in locations that meet site selection, store size and configuration requirements in selected markets and (ii) the maturation cycle of stores.

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

Maturation of Newly Established Stores and Acquired Stores

     The revenues and profitability of a new store are primarily impacted by the Company's ability to increase pawn loans during the first twelve months of operations. A new store is generally unprofitable during its first eight to ten months of operations due to the lack of pawn service charges associated with pawn loans during that period. The Company's new stores experience substantially higher levels of revenues and profitability after reaching two years of age. At June 1, 1999, 18 of the Company's 37 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's older stores.

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

     Selected elements of the Company's consolidated financial statements are presented below for the three months ended May 1, 1999 and May 2, 1998, respectively. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 30, 1999.

                                                          Three Months Ended
Operating statement items as a percent of                May 1,         May 2,
  total revenues:                                        1999           1998
                                                       --------       --------
Merchandise sales ................................         66.4%          69.5%
Pawn service charges .............................         32.6           29.2
Other ............................................          1.0            1.3
                                                       --------       --------
   Total revenues ................................        100.0          100.0

Cost of sales ....................................         47.2           46.3
                                                       --------       --------
   Gross profit ..................................         52.8           53.7
                                                       --------       --------

Store operating expenses .........................         40.3           39.8
                                                       --------       --------
   Store contribution ............................         12.5           13.9

Corporate administrative expenses ................         15.8           28.6
Interest expense .................................          4.5           30.5
Depreciation and amortization ....................          4.7            4.6
                                                       --------       --------

   Net loss ......................................        (12.5)%        (49.8)%
                                                       ========       ========

RESULTS OF OPERATIONS

Three Months Ended May 1, 1999 Compared to Three Months Ended May 2, 1998

     Total revenues increased 64.0% to $4,347,000 during the three months ended May 1, 1999 (the "Three Month 1999 Period") as compared to $2,650,000 during the three months ended May 2, 1998 (the "Three Month 1998 Period"). The overall increase was attributable to a 26.2% increase in comparable store revenues at 19 stores open for twelve full months or more as of May 1, 1999 ("Comparable Stores") and revenues from 15 stores added during the twelve months ended May 1, 1999 ("New Stores").

     Merchandise sales increased 56.6% to $2,885,000 during the Three Month 1999 Period from $1,842,000 during the Three Month 1998 Period due to a 16.8% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store for Comparable Stores increased 14.7% from $125,000 at May 1, 1999 from $109,000 at May 2, 1998 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale.

     Pawn service charges increased 83.1% to $1,419,000 during the Three Month 1999 Period from $775,000 during the Three Month 1998 Period primarily due to a 49.7% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 76.2% from $2,153,000 at May 2, 1998 to $3,794,000 at May 1, 1999.

     Gross profit as a percentage of total revenues decreased 0.9% from 53.7% during the Three Month 1998 Period to 52.8% during the Three Month 1999 Period primarily due to impacts attributable to New Stores which were offset by improvements in the results of Comparable Stores. On a Comparable Store basis, gross profit as a percentage of total revenues increased 0.3% from 53.7% during the Three Month 1998 Period to 54.0% during the Three Month 1999 Period. The Company's annualized inventory turnover rate was 2.4 times during Three Month 1999 Period and the Three Month 1998 Period. On a Comparable Store basis, the Company's annualized inventory turnover rate increased from 2.4 times during the Three Month 1998 Period compared to 2.9 times during the Three Month 1999 Period.

     Store operating expenses increased 66.3% to $1,751,000 during the Three Month 1999 Period from $1,053,000 during the Three Month 1998 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses comprised 33.2% of total revenues during the Three Month 1999 Period compared to 39.7% of total revenues during the Three Month 1998 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 26.2% increase in Comparable Store revenues.

     Store contribution margin increased 47.3% to $545,000 during the Three Month 1999 Period compared to $370,000 during the Three Month 1998 Period primarily due to significant improvements in the profitability of the Company's Comparable Stores which were offset by the effects of planned start-up losses at New Stores. Excluding the effects of planned start-up losses, the Comparable Store contribution margin increased 87.8% to $695,000 during the Three Month 1999 Period compared to $370,000 during the Three Month 1998 Period. The following table presents an analysis of Comparable Store and New Store performance for the Three Month 1999 Period compared to the Three Month 1998 Period.

                                                        Three Months                          Three Months
                                                           Ended                                 Ended
                                                        May 1, 1999                           May 2, 1998
                                   -----------------------------------------------------     --------------
                                                                                               Comparable
                                     Comparable            New                                   Store/
                                       Stores             Stores           Consolidated       Consolidated
                                   --------------     --------------      --------------     --------------
Merchandise sales ............     $        2,151     $          734      $        2,885     $        1,842
Pawn service charges .........              1,160                259               1,419                775
Other ........................                 32                 11                  43                 33
                                   --------------     --------------      --------------     --------------
   Total revenues ............              3,343              1,004               4,347              2,650

Cost of sales ................              1,537                514               2,051              1,227
                                   --------------     --------------      --------------     --------------
   Gross profit ..............              1,806                490               2,296              1,423

Store operating expenses .....              1,111                640               1,751              1,053
                                   --------------     --------------      --------------     --------------
   Store contribution ........     $          695     $         (150)     $          545     $          370
                                   ==============     ==============      ==============     ==============

     Corporate administrative expenses decreased 9.4% to $688,000 during the Three Month 1999 Period from $759,000 during the Three Month 1998 Period primarily due to the issuance of 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and store site selection on May 1, 1998 ("Non-Recurring Professional Fees") which was offset by increased labor costs associated with (i) the hiring of manager trainees to support store openings and (ii) the hiring of additional corporate field and administrative personnel to support planned growth. Since the Company added 15 stores during the twelve months ended May 1, 1999 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to decrease as a percentage of total revenues.

     Interest expense decreased 75.6% to $197,000 during the Three Month 1999 Period from $809,000 during the Three Month 1998 Period. The Three Month 1998 Period includes $495,000 in non-cash non-recurring interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures ("Non-Cash Non-Recurring Interest Expense") and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering ("Non-Recurring Interest Expense"). See note 6 to the consolidated financial statements included in the Company's Form 10-K for the year ended January 30, 1999 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during the Three Month 1999 Period was related to the Company's Credit Facility (as defined below), the Company's 2004 Notes (as defined below), and other short-term borrowings.

     During the Three Month 1998 Period, the Company recognized $674,000 in noncash non-recurring preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in non-recurring preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock (collectively, the "Non-Recurring Preferred Dividends"). See note 8 to the consolidated financial statements included in the Company's Form 10-K for the year ended January 30, 1999 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. All classes of the Company's preferred stock converted to common stock upon completion of the Company's initial public offering in March 1998.

     Net loss to common stockholders during the Three Month 1999 Period was $542,000, or $0.08 per basic and diluted share, compared to $2,011,000, or $0.63 per basic and diluted share, during the Three Month 1998 Period. Excluding the Non-Recurring Professional Fees, Non-Cash Non-Recurring Interest Expense, Non-Recurring Interest Expense, and Non-Recurring Preferred Dividends, net loss to common stockholders during the Three Month 1998 Period would have been $311,000, or $0.10 per basic and diluted share.

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

     On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). At May 1, 1999, $4,605,000 was outstanding under the Credit Facility and an additional $1,225,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.50% at May 1, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of May 1, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

     At May 1, 1999, the Company's primary sources of liquidity were $1,024,000 in cash and cash equivalents, $536,000 in pawn service charges receivable, $4,851,000 in pawn loans outstanding, $3,807,000 in inventories, and $1,225,000 of available and unused funds under the Company's Credit Facility. The Company had a current ratio of approximately 13.2 to 1.0 and 5.8 to 1.0 at May 1, 1999 and January 30, 1999, respectively. Net cash used in operating activities was $1,539,000 during the Three Month 1999 Period and $903,000 during the Three Month 1998 Period.

     The addition of Michael D. Record as President in September 1998 resulted in a renewed focus on the Company's lending operations. As of May 1, 1999, total pawn loans were $4,851,000, a 125.3% increase over the prior year, and Comparable Store pawn loans were $3,794,000, a 76.2% increase over prior year. The Company expects pawn loan balances to continue to increase during the fiscal year ending January 29, 2000 and plans to fund such growth with cash flows from operations, borrowings under the Credit Facility, and capital provided by a public debt offering of the 2004 Notes (as defined below).

     On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $3,912,000 and $4,787,000 of the 2004 Notes as of May 1, 1999 and June 14, 1999, respectively.

     The Company believes its planned roll-out of PAWNMART(SM) stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, net proceeds from the offering of the 2004 Notes, and future debt or equity offerings. The Company's store expansion during Fiscal 1999 will largely be dependent upon the amount of 2004 Notes sold. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its planned Fiscal 1999 expansion schedule is likely to be reduced or modified. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

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

     SOP 98-5, Reporting on the Costs of Start-Up Activities - This Statement of Position requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5, effective for fiscal years beginning after December 15, 1998, requires the initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted and reported as a cumulative effect of a change in accounting principle. The implementation of this new pronouncement did not have a significant effect on the financial position or results of operations of the Company as there were no capitalized start-up costs recorded at January 31, 1999 which required write-off.

YEAR 2000 COMPLIANCE

     The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond December 31, 1999.

     The Company is nearing completion of a project to bring its software and systems into Year 2000 compliance in time to minimize any significant or detrimental effects on its operations. The project covers information systems, operating systems, other non-financial systems equipment and significant third-party vendors. The Company has adopted a five level process toward Year 2000 compliance: (1) awareness; (2) assessment (identification of where failures may occur, solutions, workarounds, and plans to repair or replace); (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation; and (5) implementation. At May 1, 1999, the first three levels have been substantially completed, except for third parties as discussed below. The Company expects to complete the remaining levels by August 31, 1999.

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

     The Company's proprietary operating software system represents its only critical internal business system. The proprietary operating software system has been upgraded for Year 2000 compliance and is being tested. The vendors which supply the Company's accounting applications, payroll, and other financial software systems have represented that their products are Year 2000 compliant. The Company has upgraded substantially all of its hardware to mitigate Year 2000 problems from affecting its operations and anticipates incurring approximately $30,000 during the remaining portion of the fiscal year ending January 29, 2000 to bring existing hardware into compliance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The aggregate maturities of long-term notes payable as of May 1, 1999 are as follows:

        Fiscal Years Ending January,

                       2000                $           108
                       2001                              -
                       2002                          4,605
                       2003                              -
                       2004                              -
                       2005                          3,912
                                           ---------------
                      Total                $         8,625
                                           ===============

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

        27.1 Financial Data Schedule as of May 1, 1999 (Filed in EDGAR version only) (8)

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

      (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No. 1-13919).

      (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

      (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).

      (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

      (8)  Filed herewith.

(b)     REPORTS ON FORM 8-K -

       No reports on Form 8-K were filed by the Company during the quarter ended May 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.

By:  /s/ Carson R. Thompson         June 15, 1999      By: /s/ Thomas W. White      June 15, 1999
    -----------------------         -------------          -------------------      -------------
Carson R. Thompson                  Date               Thomas W. White              Date
Chief Executive Officer, Director                      Senior Vice President
and Chairman of the Board                              Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------

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

   27.1 Financial Data Schedule as of May 1, 1999 (Filed in EDGAR version only) (8)

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