Form 10-Q
period 1999-07-31
PAWNMART INC
filed 1999-09-14
CIK 1048142

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended July 31, 1999


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________


                          Commission File No. 1-13919


                                PAWNMART, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE
    (State or other jurisdiction                         75-2520896
  of incorporation or organization)         (I.R.S. Employer Identification No.)

            6300 RIDGLEA PLACE, SUITE 724, FORT WORTH, TEXAS 76116
                   (Address of principal executive offices)

                                (817) 569-9305
                        (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 13, 1999 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of September 13, 1999 was 1,734,960. The number of Series B Redeemable Common Stock Purchase Warrants outstanding as of September 13, 1999 was 1,380,000.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        PAWNMART, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                (In thousands, except share and per share data)

                                                                                           July 31,          January 30,
                                                                                             1999                1999
                                                                                             ----                ----
                                                                                         (Unaudited)
                                          ASSETS
         Current assets:
            Cash and cash equivalents                                                  $         646      $         298
            Accounts receivable                                                                   91                 60
            Pawn service charges receivable                                                      706                446
            Loans                                                                              6,391              4,419
            Inventories, net                                                                   5,254              3,011
            Prepaid expenses and other current assets                                            276                199
                                                                                        ---------------    ---------------
                     Total current assets                                                     13,364              8,433
                                                                                        ---------------    ---------------

         Property and equipment, net                                                           2,469              2,232
         Debt issuance costs, net                                                                757                137
         Other assets, net                                                                       606                390
                                                                                        ---------------    ---------------
                     Total assets                                                      $      17,196      $      11,192
                                                                                        ---------------    ---------------
                                                                                        ---------------    ---------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Accounts payable and accrued liabilities                                   $       1,043      $       1,103
            Current installments of notes payable                                                 63                342
                                                                                        ---------------    ---------------
                     Total current liabilities                                                 1,106              1,445
                                                                                        ---------------    ---------------

         Long-term notes payable, net of current installments (note 2)                        12,462              4,840
                                                                                        ---------------    ---------------
                     Total liabilities                                                        13,568              6,285
                                                                                        ---------------    ---------------

         Stockholders' equity (note 4):
            Preferred stock, $.01 par value; authorized 10,000,000 shares                          -                  -
            Common stock, $.01 par value; authorized 20,000,000 shares;
               7,230,877 shares issued                                                            72                 72
            Series A redeemable common stock purchase warrants, $0.125 par value; 1,683,780 and 1,380,000 warrants issued and outstanding
               at July 31, 1999 and January 30, 1999, respectively (note 2)                      210                173
            Series B redeemable common stock purchase warrants, $0.0625 par
               value; 1,380,000 warrants issued and outstanding                                   86                 86
            Additional paid-in capital                                                        22,242             22,242
            Accumulated deficit                                                              (18,912)           (17,596)
                                                                                        ---------------    ---------------
                                                                                               3,698              4,977
            Less treasury stock, at cost; 21,432 common shares                                   (70)               (70)
                                                                                        ---------------    ---------------

                     Total stockholders' equity                                                3,628              4,907
                                                                                        ---------------    ---------------

                     Total liabilities and stockholders' equity                        $      17,196      $      11,192
                                                                                        ---------------    ---------------
                                                                                        ---------------    ---------------



          See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations

                     (In thousands, except per share data)



                                                              Three Months Ended                      Six Months Ended
                                                              ------------------                      ----------------
                                                          July 31,           August 1,           July 31,           August 1,
                                                            1999                1998               1999                1998
                                                            ----                ----               ----                ----

         Revenues:
            Merchandise sales                          $    3,029          $    1,685         $    5,914          $    3,527
            Pawn service charges                            1,684                 776              3,103               1,551
            Other                                              61                  38                104                  71
                                                        ------------        ------------       ------------        ------------
                  Total revenues                            4,774               2,499              9,121               5,149

         Cost of sales                                      2,332               1,125              4,383               2,344
                                                        ------------        ------------       ------------        ------------
                  Gross profit                              2,442               1,374              4,738               2,805
                                                        ------------        ------------       ------------        ------------

         Expenses:
            Store operating expenses                        1,921               1,162              3,672               2,223
            Corporate administrative expenses                 791                 764              1,479               1,523
            Interest expense                                  314                  22                511                 831
            Depreciation and amortization                     190                 136                392                 257
                                                        ------------        ------------       ------------        ------------
                  Total expenses                            3,216               2,084              6,054               4,834
                                                        ------------        ------------       ------------        ------------

                  Net loss                                   (774)               (710)            (1,316)             (2,029)

         Preferred stock dividends                             -                   -                  -                  692
                                                        ------------        ------------       ------------        ------------

                  Net loss to common
                     stockholders                      $     (774)         $     (710)        $   (1,316)         $   (2,721)
                                                        ------------        ------------       ------------        ------------
                                                        ------------        ------------       ------------        ------------

         Loss per common share (note 3):
                  Basic                                $    (0.10)         $    (0.10)        $    (0.18)         $    (0.47)
                                                        ------------        ------------       ------------        ------------
                                                        ------------        ------------       ------------        ------------

                  Diluted                              $    (0.10)         $    (0.10)        $    (0.18)         $    (0.47)
                                                        ------------        ------------       ------------        ------------
                                                        ------------        ------------       ------------        ------------




         See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                                                                         Six Months Ended
                                                                                                         ----------------
                                                                                                    July 31,           August 1,
                                                                                                      1999               1998
                                                                                                      ----               ----
Cash flows from operating activities:
   Net loss                                                                                      $       (1,316)    $      (2,029)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                      392               257
         Amortization of debt issuance costs                                                                 92                96
         Amortization of debt discount                                                                        2               495
         Common stock issued for services                                                                     -               200
         Changes in operating assets and liabilities:
               Accounts receivable                                                                          (31)             (115)
               Pawn service charges receivable                                                             (260)              (11)
               Inventories, net                                                                          (2,243)             (417)
               Prepaid expenses and other current assets                                                    (77)              (21)
               Other assets                                                                                (233)              237
               Accounts payable and accrued liabilities                                                     (60)             (461)
                                                                                                 ---------------    ---------------
                     Net cash used in operating activities                                               (3,734)           (1,769)
                                                                                                 ---------------    ---------------

Cash flows from investing activities:
   Net decrease (increase) in pawn loans                                                                 (1,972)                 1
   Purchases of property and equipment                                                                     (612)              (600)
                                                                                                 ---------------    ---------------
                     Net cash used in investing activities                                               (2,584)              (599)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                               10,696                135
   Principal payments on notes payable                                                                   (3,318)            (2,596)
   Net proceeds from issuance of common stock and warrants                                                    -              5,583
   Payment of debt issuance costs                                                                          (712)               (10)
   Preferred stock dividends paid                                                                             -                (18)
                                                                                                 ---------------    ---------------
                     Net cash provided by financing activities                                            6,666              3,094
                                                                                                 ---------------    ---------------

Net increase in cash and cash equivalents                                                                   348                726
Cash and cash equivalents at beginning of period                                                            298                151
                                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period                                                       $          646     $          877
                                                                                                 ---------------    ---------------
                                                                                                 ---------------    ---------------

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                                        $          350     $          381
                                                                                                 ---------------    ---------------
                                                                                                 ---------------    ---------------


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

    During the six months ended July 31, 1999, the Company issued 303,780 Series A Warrants in connection with the issuance of the 2004 Notes (see note
2). The Company has recorded a debt discount of $37,000 representing the value of the underlying Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

See accompanying notes to consolidated financial statements.

                        PAWNMART, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                       July 31, 1999 and August 1, 1998

                                  (Unaudited)


(1)    BASIS OF PRESENTATION

           The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2)    NOTES PAYABLE

       REVOLVING CREDIT FACILITY-

           The Company maintains a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At July 31, 1999, $7,435,000 was outstanding under the Credit Facility and an additional $400,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.75% at July 31, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of July 31, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

       SUBORDINATED DEBT -

           On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $5,062,000 and $5,916,000 of the 2004 Notes as of July 31, 1999 and September 13, 1999, respectively.

           In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of July 31, 1999, 303,780 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $37,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

                        PAWNMART, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(3)    NET LOSS PER COMMON SHARE

           Net loss per common share is calculated as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128). Statement No. 128 requires a dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised and converted into common stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

           The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three and six months ended July 31, 1999 and August 1, 1998, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three and six months ended July 31, 1999 and August 1, 1998, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.


                                                             Three Months Ended                Six Months Ended
                                                      -------------------------------  -------------------------------
       (In Thousands)                                   July 31,         August 1,       July 31,         August 1,
                                                          1999             1998            1999             1998
                                                          ----             ----            ----             ----

       Weighted average shares - basic                    7,209            7,209           7,209            5,803
       Shares attributable to stock options, warrants
          and convertible securities                        -                -               -              1,040
                                                      --------------   --------------  --------------   --------------
       Weighted average shares - diluted                  7,209            7,209           7,209            6,843
                                                      --------------   --------------  --------------   --------------
                                                      --------------   --------------  --------------   --------------


(4)    SUBSEQUENT EVENT

           On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") for $2,500,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share.

                        PAWNMART, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(4)    SUBSEQUENT EVENT, CONTINUED

           The following table presents selected consolidated balance sheet data on (i) an actual basis as of July 31, 1999 and (ii) a pro forma basis as of July 31, 1999 to reflect the sale of the Preferred Stock and the application of the net proceeds therefrom of approximately $2,280,000 against the Company's Credit Facility.


                                                            Actual at                          Pro Forma at
       (In thousands)                                     July 31, 1999                       July 31, 1999
                                                          -------------                       -------------

       Loans                                              $    6,391                          $    6,391
       Inventories, net                                        5,254                               5,254
       Working capital                                        12,258                              12,258
       Total assets                                           17,196                              17,196
       Long-term notes payable, net of
          current installments                                12,462                              10,182
       Total stockholders' equity                              3,628                               5,908


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

GENERAL

     PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of September 1, 1999, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated 39 stores located in Alabama, Georgia, North Carolina, South Carolina, and Texas.

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

     In order to fund store expansion during the fiscal year ended January 30, 1999 ("Fiscal 1998"), the Company utilized the remaining proceeds from the initial public offering and secured a $10 million revolving line of credit with Comerica Bank. With the above, the Company was able to achieve a 68 percent increase in the number of its stores by adding 13 stores during the last nine months of Fiscal 1998. During the six months ended July 31, 1999, the Company has added seven stores by utilizing additional borrowings under its line of credit facility and with borrowings under the public offering of the 2004 Notes. The Company plans to add six to 11 additional stores during the remainder of the fiscal year ending January 29, 2000 ("Fiscal 1999") with additional borrowings under its line of credit facility, borrowings under the public offering of the 2004 Notes, and the net proceeds from the sale of the Preferred Stock. Such expansion would bring the Company to a total of 45 to 50 stores.

     As discussed in the following section, the Company's results of operations and cash flows are significantly impacted by (i) expansion through development of new stores or acquisitions of existing stores in locations that meet site selection, store size and configuration requirements in selected markets and
(ii) the maturation cycle of stores.

INITIAL CAPITAL EXPENDITURES AND COSTS ASSOCIATED WITH EXPANSION

     The Company's strategy is to develop or acquire stores in selected regional and local markets meeting required store size, configuration, and site selection requirements. The Company believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned. After a suitable market has been selected, management determines whether expansion through development of new stores or through acquisitions would result in the most favorable impact on profitability and capital requirements.

     After a suitable location has been found and a lease and license are obtained, a new store can be ready for business within six to eight weeks, with completion of counters, vaults and security system and transfer of merchandise from existing stores, and external purchases of pre-owned merchandise. The Company projects the initial capital expenditures and costs associated with opening a new PAWNMART-SM- store to total approximately $250,000 with additional expenditures during the 12 months after opening of approximately $150,000 to fund loan growth and planned start-up losses. Because of these start-up losses and expenditures necessary to support anticipated growth, the Company expects to incur losses during a high-growth phase. There can be no assurance that future initial capital expenditures and costs and start-up losses with new store operations will not vary from historical amounts.

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

MATURATION OF NEWLY ESTABLISHED STORES AND ACQUIRED STORES

     The revenues and profitability of a new store are primarily impacted by the Company's ability to increase pawn loans during the first 12 months of operations. A new store is generally unprofitable during its first eight to ten months of operations due to the initial loan growth during that period resulting in lower pawn service charges. The Company's new stores experience substantially higher levels of revenues and profitability after reaching two years of age. At September 1, 1999, 20 of the Company's 39 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's older stores.

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

     Selected elements of the Company's unaudited consolidated statement of operations are shown below for the three and six months ended July 31, 1999 and August 1, 1998 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 30, 1999.


                                                          Three Months Ended                Six Months Ended
                                                          ------------------                ----------------
                                                        July 31,       August 1,       July 31,         August 1,
                                                          1999           1998            1999             1998
                                                          ----           ----            ----             ----
Merchandise sales.....................................    63.4 %         67.4 %          64.8 %           68.5 %
Pawn service charges.................................     35.3           31.1            34.0             30.1
Other income..........................................     1.3            1.5             1.2              1.4
                                                         -----          -----           -----            -----
     Total revenues...................................   100.0          100.0           100.0            100.0
Cost of sales.........................................    48.9           45.0            48.0             45.5
                                                         -----          -----           -----            -----
     Gross profit.....................................    51.1           55.0            52.0             54.5
Store operating expenses..............................    40.2           46.5            40.3             43.2
                                                         -----          -----           -----            -----
     Store contribution margin........................    10.9            8.5            11.7             11.3
Corporate administrative expenses.....................    16.6           30.6            16.2             29.6
Interest expense......................................     6.5            0.9             5.6             16.1
Depreciation and amortization.........................     4.0            5.4             4.3              5.0
                                                         -----          -----           -----            -----
     Net loss.........................................   (16.2)%        (28.4)%         (14.4)%          (39.4)%
                                                         -----          -----           -----            -----
                                                         -----          -----           -----            -----


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 1, 1998

     Total revenues increased 91.0% to $4,774,000 during the three months ended July 31, 1999 (the "Three Month 1999 Period") as compared to $2,499,000 during the three months ended August 1, 1998 (the "Three Month 1998 Period"). The overall increase was attributable to a 36.4% increase in comparable store revenues at 21 stores open for 12 full months or more as of July 31, 1999 ("Comparable Stores") and revenues from 18 stores added during the 12 months ended July 31, 1999 ("New Stores").

     Merchandise sales increased 79.8% to $3,029,000 during the Three Month 1999 Period from $1,685,000 during the Three Month 1998 Period due to a 27.7% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store for Comparable Stores increased 35.7% to $152,000 at July 31, 1999 from $112,000 at August 1, 1998 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale.

     Pawn service charges increased 117.0% to $1,684,000 during the Three Month 1999 Period from $776,000 during the Three Month 1998 Period primarily due to a 51.7% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 92.1% to $4,649,000 at July 31, 1999 from $2,420,000 at August 1, 1998.

     Gross profit increased 77.7% to $2,442,000 during the Three Month 1999 Period from $1,374,000 during the Three Month 1998 Period primarily due to $774,000 in gross profit generated from New Stores and a 24.4% increase in gross profit from Comparable Stores. The increase in gross profit at Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's consolidated annualized inventory turnover rate remained constant at 2.0 times during the Three Month 1999 Period and the Three Month 1998 Period. On a Comparable Store basis, the Company's annualized inventory turnover rate increased to 2.4 times during the Three Month 1999 Period from 2.2 times during the Three Month 1998 Period.

     Store operating expenses increased 65.3% to $1,921,000 during the Three Month 1999 Period from $1,162,000 during the Three Month 1998 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses comprised 35.4% of total revenues during the Three Month 1999 Period compared to 45.5% of total revenues during the Three Month 1998 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 36.4% increase in Comparable Store revenues.

     Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased 145.8% to $521,000, or 10.9% of total revenues, during the Three Month 1999 Period compared to $212,000, or 8.5% of total revenues, during the Three Month 1998 Period primarily due to significant improvements in the profitability of the Company's Comparable Stores. Comparable Store contribution margin increased 113.1% to $488,000, or 14.6% of total revenues, during the Three Month 1999 Period compared to $229,000, or 9.4% of total revenues, during the Three Month 1998 Period. The following table presents an analysis of Comparable Store performance for the Three Month 1999 Period compared to the Three Month 1998 Period.


                                                                    Three Months        Three Months
                                                                        Ended              Ended
                                                                    July 31, 1999      August 1, 1998
                                                                   ----------------   -----------------

      Merchandise sales.......................................... $       2,125      $      1,664
      Pawn service charges.......................................         1,176               775
      Other......................................................            32                 5
                                                                   ----------------   -----------------
         Total revenues..........................................         3,333             2,444

      Cost of sales..............................................         1,665             1,103
                                                                   ----------------   -----------------
         Gross profit............................................         1,668             1,341

      Store operating expenses...................................         1,180             1,112
                                                                   ----------------   -----------------
         Store contribution margin..............................  $         488      $        229
                                                                   ----------------   -----------------
                                                                   ----------------   -----------------


     Corporate administrative expenses increased 3.5% to $791,000 during the Three Month 1999 Period from $764,000 during the Three Month 1998 Period primarily due to costs incurred during the Three Month 1999 Period to relocate the corporate offices. The Company's rapid growth has reduced corporate administrative expenses from 30.6% of total revenues during the Three Month 1998 Period to 16.6% of total revenues during the Three Month 1999 Period. Since the Company added 18 stores during the 12 months ended July 31, 1999 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

     Interest expense increased to $314,000 during the Three Month 1999 Period from $22,000 during the Three Month 1998 Period primarily due to interest expense related to the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings. Interest expense during the Three Month 1998 Period was related to other short-term borrowings.

     Net loss to common stockholders during the Three Month 1999 Period was $774,000, or $0.10 per basic and diluted share, compared to $710,000, or $0.10 per basic and diluted share, during the Three Month 1998 Period.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

     Total revenues increased 77.1% to $9,121,000 during the six months ended July 31, 1999 (the "Six Month 1999 Period") as compared to $5,149,000 during the six months ended August 1, 1998 (the "Six Month 1998 Period"). The overall increase was attributable to a 31.1% increase in revenues from Comparable Stores and revenues from New Stores.

     Merchandise sales increased 67.7% to $5,914,000 during the Six Month 1999 Period from $3,527,000 during the Six Month 1998 Period due to a 21.9% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store for Comparable Stores increased 35.7% to $152,000 at July 31, 1999 from $112,000 at August 1, 1998 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale.

     Pawn service charges increased 100.1% to $3,103,000 during the Six Month 1999 Period from $1,551,000 during the Six Month 1998 Period primarily due to a 50.7% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 92.1% to $4,649,000 at July 31, 1999 from $2,420,000 at August 1, 1998.

     Gross profit increased 68.9% to $4,738,000 during the Six Month 1999 Period from $2,805,000 during the Six Month 1998 Period primarily due to $1,264,000 in gross profit generated from New Stores and a 25.7% increase in gross profit from Comparable Stores. The increase in gross profit at Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's consolidated annualized inventory turnover rate remained constant at 2.2 times during the Six Month 1999 Period and the Six Month 1998 Period. On a Comparable Store basis, the Company's annualized inventory turnover rate increased to 2.6 times during the Six Month 1999 Period from 2.4 times during the Six Month 1998 Period.

     Store operating expenses increased 65.2% to $3,672,000 during the Six Month 1999 Period from $2,223,000 during the Six Month 1998 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses comprised 34.3% of total revenues during the Six Month 1999 Period compared to 42.5% of total revenues during the Six Month 1998 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 31.1% increase in Comparable Store revenues.

     Store contribution margin increased 83.2% to $1,066,000, or 11.7% of total revenues, during the Six Month 1999 Period compared to $582,000, or 11.3% of total revenues, during the Six Month 1998 Period primarily due to significant improvements in the profitability of the Company's Comparable Stores which were offset by the effects of planned start-up losses at New Stores. Excluding the effects of planned start-up losses, the Comparable Store contribution margin increased 97.5% to $1,183,000, or 17.7% of total revenues, during the Six Month 1999 Period compared to $599,000, or 11.8% of total revenues, during the Six Month 1998 Period. The following table presents an analysis of Comparable Store performance for the Six Month 1999 Period compared to the Six Month 1998 Period.


                                                                    Six Months          Six Months
                                                                       Ended               Ended
                                                                   July 31, 1999      August 1, 1998
                                                                  ----------------   ----------------

      Merchandise sales........................................  $      4,276       $      3,507
      Pawn service charges.....................................         2,336              1,550
      Other....................................................            65                 37
                                                                  ----------------   ----------------
         Total revenues........................................         6,677              5,094

      Cost of sales............................................         3,203              2,330
                                                                  ----------------   ----------------
         Gross profit..........................................         3,474              2,764

      Store operating expenses.................................         2,291              2,165
                                                                  ----------------   ----------------
                                                                  ----------------   ----------------
         Store contribution margin.............................  $      1,183       $        599
                                                                  ----------------   ----------------
                                                                  ----------------   ----------------


     Corporate administrative expenses decreased 2.9% to $1,479,000 during the Six Month 1999 Period from $1,523,000 during the Six Month 1998 Period primarily due to the issuance of 44,445 shares of unregistered common stock in exchange for $200,000 in non-recurring professional fees associated with marketing and store site selection on May 1, 1998 ("Non-Recurring Professional Fees") which was offset by increased labor costs associated with (i) the hiring of manager trainees to support store openings, (ii) the hiring of additional corporate field and administrative personnel to support planned growth, and (iii) costs incurred during the Six Month 1999 Period to relocate the corporate offices. The Company's rapid growth has reduced corporate administrative expenses from 29.6% of total revenues during the Six Month 1998 Period to 16.2% of total revenues during the Six Month 1999 Period. Since the Company added 18 stores during the 12 months ended July 31, 1999 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

     Interest expense decreased 38.5% to $511,000 during the Six Month 1999 Period from $831,000 during the Six Month 1998 Period. The Six Month 1998 Period includes $495,000 in non-cash non-recurring interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures ("Non-Cash Non-Recurring Interest Expense") and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering ("Non-Recurring Interest Expense"). See note 6 to the consolidated financial statements included in the Company's Form 10-K for the year ended January 30, 1999 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during the Six Month 1999 Period was related to the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings.

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

     Net loss to common stockholders during the Six Month 1999 Period was $1,316,000, or $0.18 per basic and diluted share, compared to $2,721,000, or $0.47 per basic and diluted share, during the Six Month 1998 Period. Excluding the Non-Recurring Professional Fees, Non-Cash Non-Recurring Interest Expense, Non-Recurring Interest Expense, and Non-Recurring Preferred Dividends, net loss to common stockholders during the Six Month 1998 Period would have been $1,021,000, or $0.18 per basic and diluted share.

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

     On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). At July 31, 1999, $7,435,000 was outstanding under the Credit Facility and an additional $400,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.75% at July 31, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of July 31, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

     On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of the 2004 Notes. The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $5,063,000 and $5,916,000 of the 2004 Notes as of July 31, 1999 and September 13, 1999, respectively.

     On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share for $2,500,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share.

     At July 31, 1999, the Company's primary sources of liquidity were $646,000 in cash and cash equivalents, $706,000 in pawn service charges receivable, $6,391,000 in pawn loans outstanding, $5,254,000 in inventories, and $400,000 of available and unused funds under the Company's Credit Facility. The Company had a current ratio of approximately 12.1 to 1.0 and 5.8 to 1.0 at July 31, 1999 and January 30, 1999, respectively. Net cash used in operating activities was $3,734,000 during the Six Month 1999 Period and $1,769,000 during the Six Month 1998 Period.

     The addition of Michael D. Record as President in September 1998 resulted in a renewed focus on the Company's lending operations. As of July 31, 1999, total pawn loans were $6,391,000, a 164.1% increase over the prior year, and Comparable Store pawn loans were $4,649,000, a 92.1% increase over prior year. The Company expects pawn loan balances to continue to increase during the fiscal year ending January 29, 2000 and plans to fund such growth with cash flows from operations, borrowings under the Credit Facility, net proceeds provided by a public debt offering of the 2004 Notes, and net proceeds provided by the issuance of Preferred Stock.

     The Company believes its planned roll-out of PAWNMART-SM- stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, net proceeds from the offering of the 2004 Notes, net proceeds from the issuance of the Preferred Stock, and future debt or equity offerings. The Company's remaining store expansion during Fiscal 1999 will largely be dependent upon the amount of 2004 Notes sold. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its planned Fiscal 1999 expansion schedule is likely to be reduced or modified. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

YEAR 2000 COMPLIANCE

     The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond December 31, 1999.

     The Company is nearing completion of a project to bring its software and systems into Year 2000 compliance in time to minimize any significant or detrimental effects on its operations. The project covers information systems, operating systems, other non-financial systems equipment and significant third-party vendors. The Company has adopted a five level process toward Year 2000 compliance: (1) awareness; (2) assessment (identification of where failures may occur, solutions, workarounds, and plans to repair or replace); (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation; and (5) implementation. At July 31, 1999, the first four levels have been substantially completed, except for third parties as discussed below. The Company expects to complete the remaining level by October 31, 1999.

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

     The Company's proprietary operating software system represents its only critical internal business system. The proprietary operating software system has been upgraded for Year 2000 compliance and is being tested. The vendors which supply the Company's accounting applications, payroll, and other financial software systems have represented that their products are Year 2000 compliant. The Company has upgraded substantially all of its hardware to mitigate Year 2000 problems from affecting its operations and anticipates incurring approximately $25,000 during the remaining portion of the fiscal year ending January 29, 2000 to bring existing hardware into compliance.

     The Company is continuing to review the critical third parties which provide services or goods which are essential to its operations in order to determine the extent to which the Company is subject to any failure by such third parties to adequately address and resolve their respective Year 2000 problems. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has achieved Year 2000 compliance, and the Company is unable to replace the provider with an alternative provider, its operations could be adversely impacted.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The aggregate maturities of long-term notes payable as of July 31, 1999 are as follows:


               Fiscal Years Ending January,

                            2000                 $            63
                            2001                              -
                            2002                           7,435
                            2003                              -
                            2004                              -
                            2005                           5,027
                                                    -----------------
                            Total                $        12,525
                                                    -----------------
                                                    -----------------


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

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

       The Company's Annual Meeting of Stockholders was held on June 22, 1999 in Fort Worth, Texas. Of the 7,209,445 shares outstanding as of the record date, 4,343,034 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the security holders:

     (1) To elect the following to serve as Class II directors for terms expiring in 2002:


                                           VOTES FOR           VOTES ABSTAINING
                                           ---------           ----------------
          Robert D. Bourland, Jr.          4,256,281                86,753
          James E. Berk                    4,256,281                86,573


     (2) To ratify the Company's appointment of KPMG LLP as independent auditors for the fiscal year ending January 29, 2000:

          Votes for:                                             4,300,256
          Votes abstaining:                                         42,778


ITEM 5.       OTHER INFORMATION - None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


   Exhibit
   Number
   ------

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

     4.8    Form of 12% Subordinated Note Due 2004 (included as part of Exhibit
            4.7 hereto)

     4.9    Form of Broker-Dealer Selling Agreement (6)

     4.10   Form of Subscription Escrow Agreement dated March 15, 1999 Between
            PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A. (7)

     4.11   Certificate of Designations of the 8% Convertible Preferred Stock (8)

     4.12 8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L.
            Upchuch, Trustee of Trust C of the Constance J. Upchurch Family
            Trust Dated 10/14/94 (8)

     4.13 Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (8)

     4.14 Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (8)

     4.15 Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc. (8)

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

     10.2   1997 PawnMart, Inc. Employee Stock Option Plan (1)

     10.3   1997 PawnMart, Inc. Director Stock Option Plan (2)

     10.4   Revolving Credit Agreement Dated October 13, 1998 Between PawnMart,
            Inc. and Comerica Bank (4)

     10.5   Employment Agreement, Dated as of September 8, 1998, Between
            PawnMart, Inc. and Michael D. Record (5)

     27.1 Financial Data Schedule as of July 31, 1999 (Filed in EDGAR version only) (9)

     ---------------------------
     (1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

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

     (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No. 1-13919).

     (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

     (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999
          (File No. 333-70635).

     (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999
          (File No. 333-70635).

     (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

     (9)  Filed herewith.

(b)    REPORTS ON FORM 8-K -

       No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.


By:  /s/ Carson R. Thompson         September 14, 1999   By: /s/ Thomas W. White   September 14, 1999
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


   Exhibit
   Number
   ------

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

     4.8  Form of 12% Subordinated Note Due 2004 (included as part of Exhibit
          4.7 hereto)

     4.9  Form of Broker-Dealer Selling Agreement (6)

     4.10 Form of Subscription Escrow Agreement dated March 15, 1999 Between
          PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A. (7)

     4.11 Certificate of Designations of the 8% Convertible Preferred Stock (8)

     4.12 8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L.
          Upchuch, Trustee of Trust C of the Constance J. Upchurch Family Trust
          Dated 10/14/94 (8)

     4.13 Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the
          Constance J. Upchurch Family Trust Dated 10/14/94 (8)

     4.14 Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the
          Constance J. Upchurch Family Trust Dated 10/14/94 (8)

     4.15 Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc. (8)

     10.1 Form of Indemnity Agreement with Officers and Directors of PawnMart,
          Inc. (2)

     10.2 1997 PawnMart, Inc. Employee Stock Option Plan (1)

     10.3 1997 PawnMart, Inc. Director Stock Option Plan (2)

     10.4 Revolving Credit Agreement Dated October 13, 1998 Between PawnMart,
          Inc. and Comerica Bank (4)

     10.5 Employment Agreement, Dated as of September 8, 1998, Between PawnMart,
          Inc. and Michael D. Record (5)

     27.1 Financial Data Schedule as of July 31, 1999 (Filed in EDGAR version only) (9)

     -------------------------
     (1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-38597).

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

     (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No. 1-13919).

     (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

     (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999
          (File No. 333-70635).

     (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999
          (File No. 333-70635).

     (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

     (9)  Filed herewith.