Form 10-Q
period 1999-10-30
PAWNMART INC
filed 1999-12-14
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended October 30, 1999


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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of Common Stock outstanding as of December 13, 1999 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of December 13, 1999 was 1,812,240. The number of Series B Redeemable Common Stock Purchase Warrants outstanding as of December 13, 1999 was 1,380,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                            October 30,    January 30,
                                                                               1999            1999
                                                                               ----            ----
                                                                            (Unaudited)
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                               $    637        $    298
   Accounts receivable                                                           98              60
   Pawn service charges receivable                                              754             446
   Loans                                                                      6,826           4,419
   Inventories, net                                                           6,936           3,011
   Prepaid expenses and other current assets                                    249             199
                                                                           --------        --------
      Total current assets                                                   15,500           8,433
                                                                           --------        --------

Property and equipment, net                                                   2,730           2,232
Debt issuance costs, net                                                        980             137
Other assets, net                                                               688             390
                                                                           --------        --------
      Total assets                                                         $ 19,898        $ 11,192
                                                                           --------        --------
                                                                           --------        --------
                     Liabilities and Stockholders' Equitity
                     --------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                $  1,124        $  1,103
   Current installments of notes payable                                        120             342
                                                                           --------        --------
      Total current liabilities                                               1,244           1,445
                                                                           --------        --------

Long-term notes payable, net of current installments (note 2)                13,623           4,840
                                                                           --------        --------
      Total liabilities                                                      14,867           6,285
                                                                           --------        --------

Stockholders' equity (note 3):
   Preferred stock, $.01 par value; authorized 10,000,000 shares                -               -
   8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation
    preference $6.00 per share)                                               2,500             -
   Common stock, $.01 par value; authorized 20,000,000 shares;
    7,230,877 shares issued                                                      72              72
   Series A redeemable common stock purchase warrants, $0.125 par value; 1,782,420 and 1,380,000 warrants issued and outstanding
    at October 30, 1999 and January 30, 1999, respectively (note 2)             222             173
   Series B redeemable common stock purchase warrants, $0.0625 par
    value; 1,380,000 warrants issued and outstanding                             86              86
   Additional common stock purchase warrants                                     60             -
   Additional paid-in capital                                                21,954          22,242
   Accumulated deficit                                                      (19,793)        (17,596)
                                                                           --------        --------
                                                                              5,101           4,977
   Less treasury stock, at cost; 21,432 common shares                           (70)            (70)
                                                                           --------        --------
      Total stockholders' equity                                              5,031           4,907
                                                                           --------        --------
      Total liabilities and stockholders' equity                           $ 19,898        $ 11,192
                                                                           --------        --------
                                                                           --------        --------

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                               Three Months Ended               Nine Months Ended
                                               ------------------               -----------------
                                         October 30,      October 31,      October 30,      October 31,
                                            1999             1998              1999             1998
                                            ----             ----              ----             ----
Revenues:
   Merchandise sales                     $     3,371      $     1,998      $     9,285      $     5,525
   Pawn service charges                        1,807              887            4,910            2,438
   Other                                          49               21              153               92
                                         -----------      -----------      -----------      -----------
         Total revenues                        5,227            2,906           14,348            8,055

Cost of sales                                  2,611            1,409            6,994            3,754
                                         -----------      -----------      -----------      -----------
         Gross profit                          2,616            1,497            7,354            4,301
                                         -----------      -----------      -----------      -----------

Expenses:
   Store operating expenses                    2,112            1,322            5,784            3,544
   Corporate administrative expenses             757              785            2,236            2,308
   Interest expense                              382               35              893              866
   Depreciation and amortization                 213              161              605              419
                                         -----------      -----------      -----------      -----------

         Total expenses                        3,464            2,303            9,518            7,137
                                         -----------      -----------      -----------      -----------

         Net loss                               (848)            (806)          (2,164)          (2,836)

Preferred stock dividends                         33              -                 33              692
                                         -----------      -----------      -----------      -----------

         Net loss to common
           stockholders                  $      (881)     $      (806)     $    (2,197)     $    (3,528)
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------

Loss per common share (note 4):
         Basic                           $     (0.12)     $     (0.11)     $     (0.30)     $     (0.56)
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------
         Diluted                         $     (0.12)     $     (0.11)     $     (0.30)     $     (0.56)
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------


         See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                                   October 30,   October 31,
                                                                                      1999          1998
                                                                                      ----          ----
Cash flows from operating activities:
   Net loss                                                                        $ (2,164)     $ (2,836)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  605           419
         Amortization of debt issuance costs                                            127           114
         Amortization of debt discount                                                    4           495
         Common stock issued for services                                               -             200
         Changes in operating assets and liabilities:
               Accounts receivable                                                      (38)          (97)
               Pawn service charges receivable                                         (308)          (66)
               Inventories, net                                                      (3,925)         (666)
               Prepaid expenses and other current assets                                (50)         (130)
               Other assets                                                            (328)          226
               Accounts payable and accrued liabilities                                  21          (137)
                                                                                   --------      --------
                     Net cash used in operating activities                           (6,056)       (2,478)
                                                                                   --------      --------

Cash flows from investing activities:
   Net increase in pawn loans                                                        (2,407)         (537)
   Purchases of property and equipment                                               (1,073)       (1,291)
                                                                                   --------      --------

                     Net cash used in investing activities                           (3,480)       (1,828)
                                                                                   --------      --------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                           15,476         2,166
   Principal payments on notes payable                                               (6,870)       (3,280)
   Net proceeds from issuance of common stock and warrants                              -           5,583
   Net proceeds from issuance of preferred stock                                      2,272           -
   Payment of debt issuance costs                                                      (970)         (118)
   Preferred stock dividends paid                                                       (33)          (18)
                                                                                   --------      --------
                     Net cash provided by financing activities                        9,875         4,333
                                                                                   --------      --------

Net increase in cash and cash equivalents                                               339            27
Cash and cash equivalents at beginning of period                                        298           151
                                                                                   --------      --------

Cash and cash equivalents at end of period                                         $    637      $    178
                                                                                   --------      --------
                                                                                   --------      --------

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                          $    681      $    393
                                                                                   --------      --------
                                                                                   --------      --------

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

       During the nine months ended October 30, 1999, the Company issued 402,420 Series A Warrants in connection with the issuance of the 2004 Notes (see note
2). The Company has recorded a debt discount of $49,000 representing the value of the underlying Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.


See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      October 30, 1999 and October 31, 1998

                                   (Unaudited)

(1)    Basis of Presentation

              The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended October 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2)    NOTES PAYABLE

       REVOLVING CREDIT FACILITY-

              The Company maintains a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At October 30, 1999, $6,961,000 was outstanding under the Credit Facility and an additional $2,039,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.00% at October 30, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of October 30, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

       SUBORDINATED DEBT -

              On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $6,707,000 and $7,204,000 of the 2004 Notes as of October 30, 1999 and December 13, 1999, respectively.

              In connection with the sale of the 2004 Notes, the Company will issue Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of October 30, 1999, 402,420 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $49,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

                                        5                            (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)    8% CONVERTIBLE PREFERRED STOCK

              On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a reduction of additional paid-in capital in the accompanying consolidated balance sheet at October 30, 1999.

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

              The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three and nine months ended October 30, 1999 and October 31, 1998, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three and nine months ended October 30, 1999 and October 31, 1998, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                        Three Months Ended                Nine Months Ended
                                                   ----------------------------     ----------------------------
(In Thousands)                                     October 30,      October 31,     October 30,      October 31,
                                                      1999             1998            1999             1998
                                                      ----             ----            ----             ----
Weighted average shares - basic                          7,209           7,209           7,209           6,272
Shares attributable to stock options, warrants
and convertible securities                                 -               -               -               679
                                                   -----------     -----------     -----------     -----------
                                                   -----------     -----------     -----------     -----------
Weighted average shares - diluted                        7,209           7,209           7,209           6,951
                                                   -----------     -----------     -----------     -----------
                                                   -----------     -----------     -----------     -----------

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

GENERAL

       PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. As of December 13, 1999, the Company was one of five publicly traded pawnshop operators in the United States, and it owned and operated 42 stores located in Alabama, Georgia, North Carolina, South Carolina, and Texas.

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

       In order to fund store expansion during the fiscal year ended January 30, 1999 ("Fiscal 1998"), the Company utilized the remaining proceeds from the initial public offering and secured a $10 million revolving line of credit with Comerica Bank. With the above, the Company was able to achieve a 68 percent increase in the number of its stores by adding 13 stores during the last nine months of Fiscal 1998. During the nine months ended October 30, 1999, the Company has added eight stores and plans to add six additional stores during last three months of the fiscal year ending January 29, 2000 ("Fiscal 1999") bringing it to a total of 46 stores. The Company's fourth quarter expansion will be funded through borrowings under its line of credit facility, borrowings under the public offering of the 2004 Notes, and the net proceeds from the sale of the Preferred Stock.

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

MATURATION OF NEWLY ESTABLISHED STORES AND ACQUIRED STORES

       The revenues and profitability of a new store are primarily impacted by the Company's ability to increase pawn loans during the first 12 months of operations. A new store is generally unprofitable during its first eight to ten months of operations due to the initial loan growth during that period resulting in lower pawn service charges. The Company's new stores experience substantially higher levels of revenues and profitability after reaching two years of age. At October 30, 1999, 21 of the Company's 40 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's older stores.

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

       Selected elements of the Company's unaudited consolidated statement of operations are shown below for the three and nine months ended October 30, 1999 and October 31, 1998 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 30, 1999.

                                           Three Months Ended                   Nine Months Ended
                                           ------------------                   -----------------
                                      October 30,        October 31,      October 30,       October 31,
                                          1999               1998             1999              1998
                                          ----               ----             ----              ----
Merchandise sales .................          64.5%             68.8%             64.7%             68.6%
Pawn service charges ..............          34.6              30.5              34.2              30.3
Other income ......................           0.9               0.7               1.1               1.1
                                      -----------       -----------       -----------       -----------
     Total revenues ...............         100.0             100.0             100.0             100.0
Cost of sales .....................          50.0              48.5              48.7              46.6
                                      -----------       -----------       -----------       -----------
     Gross profit .................          50.0              51.5              51.3              53.4
Store operating expenses ..........          40.4              45.5              40.4              44.0
                                      -----------       -----------       -----------       -----------
     Store contribution margin ....           9.6               6.0              10.9               9.4
Corporate administrative expenses .          14.4              27.0              15.6              28.6
Interest expense ..................           7.3               1.2               6.2              10.8
Depreciation and amortization .....           4.1               5.5               4.2               5.2
                                      -----------       -----------       -----------       -----------
     Net loss .....................         (16.2)%           (27.7)%           (15.1)%           (35.2)%
                                      -----------       -----------       -----------       -----------
                                      -----------       -----------       -----------       -----------

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

       Total revenues increased 79.9% to $5,227,000 during the three months ended October 30, 1999 (the "Three Month 1999 Period") as compared to $2,906,000 during the three months ended October 31, 1998 (the "Three Month 1998 Period"). The overall increase was attributable to a 29.5% increase in comparable store revenues at 22 stores open for 12 full months or more as of October 30, 1999 ("Comparable Stores") and revenues from 18 stores added during the 12 months ended October 30, 1999 ("New Stores").

       Merchandise sales increased 68.7% to $3,371,000 during the Three Month 1999 Period from $1,998,000 during the Three Month 1998 Period due to a 19.1% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store increased 78.4% to $173,000 at October 30, 1999 from $97,000 at October 31, 1998 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale and the maturation of New Stores.

       Pawn service charges increased 103.7% to $1,807,000 during the Three Month 1999 Period from $887,000 during the Three Month 1998 Period primarily due to a 52.0% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 67.0% to $4,879,000 at October 30, 1999 from $2,921,000 at October 31, 1998.

       Gross profit increased 74.8% to $2,616,000 during the Three Month 1999 Period from $1,497,000 during the Three Month 1998 Period primarily due to $716,000 in gross profit generated from New Stores and a 27.2% increase in gross profit from Comparable Stores. The increase in gross profit at Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's consolidated annualized inventory turnover rate was 1.7 times during the Three Month 1999 Period compared to 2.3 times during the Three Month 1998 Period. The decrease is primarily due to a larger base of new stores existing during the Three Month 1999 Period combined with the effects of increased loan activities that have resulted in higher average amounts of merchandise available for sale. On a Comparable Store basis, the Company's annualized inventory turnover rate increased to 2.0 times during the Three Month 1999 Period from 2.6 times during the Three Month 1998 Period. The decrease is primarily due to a conscious effort to stage inventories for planned new store openings during the Fiscal 1999 fourth quarter and the effects of increased loan activities at the Comparable Stores during the Three Month 1999 Period.

       Store operating expenses increased 59.8% to $2,112,000 during the Three Month 1999 Period from $1,322,000 during the Three Month 1998 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses comprised 34.8% of total revenues during the Three Month 1999 Period compared to 43.0% of total revenues during the Three Month 1998 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 29.5% increase in Comparable Store revenues.

       Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased 187.4% to $504,000, or 9.6% of total revenues, during the Three Month 1999 Period compared to $175,000, or 6.0% of total revenues, during the Three Month 1998 Period. The increase is primarily due to significant improvements in the profitability of the Company's Comparable Stores which were offset by planned start-up losses associated with New Stores. Comparable Store contribution margin increased 141.9% to $588,000, or 15.7% of total revenues, during the Three Month 1999 Period compared to $243,000, or 8.4% of total revenues, during the Three Month 1998 Period. The following table presents an analysis of Comparable Store performance for the Three Month 1999 Period compared to the Three Month 1998 Period.

                                Three Months    Three Months
                                    Ended           Ended
                                 October 30,     October 31,
                                     1999           1998
                                ------------   -------------
Merchandise sales ..........     $     2,372     $     1,991
Pawn service charges .......           1,340             882
Other ......................              33              18
                                ------------   -------------
   Total revenues ..........           3,745           2,891

Cost of sales ..............           1,855           1,405
                                ------------   -------------
   Gross profit ............           1,890           1,486

Store operating expenses ...           1,302           1,243
                                ------------   -------------
                                ------------   -------------
   Store contribution margin     $       588     $       243
                                ------------   -------------
                                ------------   -------------

       Corporate administrative expenses decreased 3.6% to $757,000 during the Three Month 1999 Period from $785,000 during the Three Month 1998 Period primarily due to reductions in occupation costs associated with corporate headquarters and reductions in professional fees. The Company's rapid growth has reduced corporate administrative expenses from 27.0% of total revenues during the Three Month 1998 Period to 14.4% of total revenues during the Three Month 1999 Period. Since the Company added 18 stores during the 12 months ended October 30, 1999 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

       Earnings before interest, taxes, depreciation and amortization ("EBITDA") improved 58.5% from an EBITDA loss of $610,000 during the Three Month 1998 Period to an EBITDA loss of $253,000 during the Three Month 1999 Period. The improvement results from overall improvements in the profitability of the Company's stores combined with significant reductions in corporate overhead as a percentage of total revenues.

       Interest expense increased to $382,000 during the Three Month 1999 Period from $35,000 during the Three Month 1998 Period primarily due to interest expense related to the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings. The Company's store expansion during the eighteen months ended October 30, 1999 has resulted from borrowings under such debt instruments. Interest expense during the Three Month 1998 Period was primarily related to the Company's Credit Facility.

       During the Three Month 1999 Period, the Company recognized $33,000 in preferred stock dividends associated with its Preferred Stock.

       Net loss to common stockholders during the Three Month 1999 Period was $881,000, or $0.12 per basic and diluted share, compared to $806,000, or $0.11 per basic and diluted share, during the Three Month 1998 Period.

NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO NINE MONTHS ENDED
OCTOBER 31, 1998

       Total revenues increased 78.1% to $14,348,000 during the nine months ended October 30, 1999 (the "Nine Month 1999 Period") as compared to $8,055,000 during the nine months ended October 31, 1998 (the "Nine Month 1998 Period"). The overall increase was attributable to a 30.5% increase in revenues from Comparable Stores and revenues from New Stores.

       Merchandise sales increased 68.1% to $9,285,000 during the Nine Month 1999 Period from $5,525,000 during the Nine Month 1998 Period due to a 20.9% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store increased 78.4% to $173,000 at October 30, 1999 from $97,000 at October 31, 1998 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale and the maturation of New Stores.

       Pawn service charges increased 101.4% to $4,910,000 during the Nine Month 1999 Period from $2,438,000 during the Nine Month 1998 Period primarily due to a 51.2% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 67.0% to $4,879,000 at October 30, 1999 from $2,921,000 at October 31, 1998.

       Gross profit increased 71.0% to $7,354,000 during the Nine Month 1999 Period from $4,301,000 during the Nine Month 1998 Period primarily due to $1,940,000 in gross profit generated from New Stores and a 26.2% increase in gross profit from Comparable Stores. The increase in gross profit at Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's consolidated annualized inventory turnover rate was 2.0 times during the Nine Month 1999 Period compared to 2.3 times during the Nine Month 1998 Period. The decrease is primarily due to a larger base of new stores existing during the Nine Month 1999 Period combined with the effects of increased loan activities that have resulted in higher average amounts of merchandise available for sale. On a Comparable Store basis, the Company's annualized inventory turnover rate remained constant at 2.4 times during both the Nine Month 1999 Period and the Nine Month 1998 Period.

       Store operating expenses increased 63.2% to $5,784,000 during the Nine Month 1999 Period from $3,544,000 during the Nine Month 1998 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses comprised 34.5% of total revenues during the Nine Month 1999 Period compared to 42.7% of total revenues during the Nine Month 1998 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 30.5% increase in Comparable Store revenues.

       Store contribution margin increased 107.4% to $1,570,000, or 10.9% of total revenues, during the Nine Month 1999 Period compared to $757,000, or 9.4% of total revenues, during the Nine Month 1998 Period primarily due to significant improvements in the profitability of the Company's Comparable Stores which were offset by the effects of planned start-up losses at New Stores. Excluding the effects of planned start-up losses, the Comparable Store contribution margin increased 110.3% to $1,771,000, or 17.0% of total revenues, during the Nine Month 1999 Period compared to $842,000, or 10.5% of total revenues, during the Nine Month 1998 Period. The following table presents an analysis of Comparable Store performance for the Nine Month 1999 Period compared to the Nine Month 1998 Period.

                                  Nine Months      Nine Months
                                     Ended            Ended
                                  October 30,      October 31,
                                     1999              1998
                                 ------------     ------------
Merchandise sales ..........     $      6,648     $      5,498
Pawn service charges .......            3,676            2,431
Other ......................               98               56
                                 ------------     ------------
   Total revenues ..........           10,422            7,985

Cost of sales ..............            5,058            3,734
                                 ------------     ------------
   Gross profit ............            5,364            4,251

Store operating expenses ...            3,593            3,409
                                 ------------     ------------
                                 ------------     ------------
   Store contribution margin     $      1,771     $        842
                                 ------------     ------------
                                 ------------     ------------

       Corporate administrative expenses decreased 3.1% to $2,236,000 during the Nine Month 1999 Period from $2,308,000 during the Nine Month 1998 Period primarily due to decreased professional fees and occupation costs associated with corporate headquarters which were offset by increased labor costs associated with the hiring of additional corporate field and administrative personnel to support current and planned growth. The Company's rapid growth has reduced corporate administrative expenses from 28.6% of total revenues during the Nine Month 1998 Period to 15.6% of total revenues during the Nine Month 1999 Period. Since the Company added 18 stores during the 12 months ended October 30, 1999 and plans to add additional stores during the fiscal year ending January 29, 2000, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

       EBITDA improved 57.1% from an EBITDA loss of $1,551,000 during the Nine Month 1998 Period to an EBITDA loss of $666,000 during the Nine Month 1999 Period. The improvement results from overall improvements in the profitability of the Company's stores combined with significant reductions in corporate overhead as a percentage of total revenues.

       Interest expense increased 3.1% to $893,000 during the Nine Month 1999 Period from $866,000 during the Nine Month 1998 Period. The Nine Month 1998 Period includes $495,000 in non-cash interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 6 to the consolidated financial statements included in the Company's Form 10-K for the year ended January 30, 1999 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during the Nine Month 1999 Period was related to the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings.

       During the Nine Month 1998 Period, the Company recognized $674,000 in noncash preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock. See note 8 to the consolidated financial statements included in the Company's Form 10-K for the year ended January 30, 1999 for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. All classes of the Company's preferred stock converted to common stock upon completion of the Company's initial public offering in March 1998. The Nine Month 1999 Period included $33,000 in preferred stock dividends related to the Company's issuance of 8% Preferred Stock on September 1, 1999.

       Net loss to common stockholders during the Nine Month 1999 Period was $2,197,000, or $0.30 per basic and diluted share, compared to $3,528,000, or $0.56 per basic and diluted share, during the Nine Month 1998 Period.

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

       On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank (the "Credit Facility"). At October 30, 1999, $6,961,000 was outstanding under the Credit Facility and an additional $2,039,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.00% at October 30, 1999, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of October 30, 1999. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

       On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of the 2004 Notes. The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $6,707,000 and $7,204,000 of the 2004 Notes as of October 30, 1999 and December 13, 1999, respectively.

       On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of
(i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share

       At October 30, 1999, the Company's primary sources of liquidity were $637,000 in cash and cash equivalents, $754,000 in pawn service charges receivable, $6,826,000 in pawn loans outstanding, $6,936,000 in inventories, and $2,039,000 of available and unused funds under the Company's Credit Facility. The Company had a current ratio of approximately 12.5 to 1.0 and 5.8 to 1.0 at October 30, 1999 and January 30, 1999, respectively. Net cash used in operating activities was $6,056,000 during the Nine Month 1999 Period and $2,478,000 during the Nine Month 1998 Period.

       The Company believes its planned roll-out of PAWNMART-SM- stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, net proceeds from the offering of the 2004 Notes, net proceeds from the issuance of the Preferred Stock, and future debt or equity offerings. The Company's store expansion during the remainder of Fiscal 1999 and during the next fiscal year will largely be dependent upon the amount of 2004 Notes sold, the Company's ability to utilize its remaining borrowing base under its Credit Facility, and the Company's ability to obtain debt or equity financing. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its planned expansion schedule is likely to be reduced or modified. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

YEAR 2000 COMPLIANCE

       The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond December 31, 1999.

       The Company has completed its project to bring its software and systems into Year 2000 compliance in time to minimize any significant or detrimental effects on its operations. The project covered information systems, operating systems, other non-financial systems equipment and significant third-party vendors. The Company adopted a five level process toward Year 2000 compliance:
(1) awareness; (2) assessment (identification of where failures may occur, solutions, workarounds, and plans to repair or replace); (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation; and (5) implementation.

       The Company applied the five level process to both its information technology ("IT") systems and non-IT systems. Computer equipment and software commonly thought of as IT systems include point-of-sale, accounting, data processing, telephone and other miscellaneous systems. Non-IT systems include alarm systems, security observation equipment, HVAC units, fax machines, and other miscellaneous systems. The Company believes that it has identified the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 problem.

       The Company's proprietary operating software system represents its only critical internal business system. The proprietary operating software system has been upgraded and tested for Year 2000 compliance. The vendors which supply the Company's accounting applications, payroll, and other financial software systems have certified or represented that their products are Year 2000 compliant. The Company has upgraded all of its hardware to mitigate Year 2000 problems from affecting its operations. Management currently believes that the Company has achieved Year 2000 compliance for all of the hardware and software components affecting its daily operations. In the event a Year 2000 problem exists, management's contingency plans include operating the Company's stores on a manual, non-computerized basis.

       The Company has contacted its significant vendors and suppliers to determine the extent to which the Company may be exposed to those parties' failure to remediate their own Year 2000 issues. While there can be no guarantee that the systems of these vendors and suppliers will be properly tested and converted, management currently believes that all of its significant vendors and suppliers have achieved Year 2000 compliance.

       Based on its completion of the five level Year 2000 process, the Company does not foresee significant risks associated with the Year 2000 problem. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems have been identified or will be corrected. With this in mind, management has developed contingency plans for implementation in the event a significant third party vendor does not adequately address the Year 2000 problem or unexpected problems occur in the Company's operations. These plans primarily involve using backup sites, alternative vendors or internal remediation. In the event of a Year 2000 problem, the Company could likely suffer a number of operational inconveniences and inefficiencies for both the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The aggregate maturities of long-term notes payable as of October 30, 1999 are as follows:

                         Fiscal Years Ending January,
                                        2000                 $           120
                                        2001                             -
                                        2002                           6,961
                                        2003                             -
                                        2004                             -
                                        2005                           6,662
                                                                -----------------
                                       Total                 $        13,743
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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS -

                On September 1, 1999, the Company sold 416,667 shares of 8%
            Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") for $2,500,000 in a private placement to an accredited investor. In connection with the issuance of the Preferred Stock, the Company paid $228,000 in issuance costs and finders fees. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.     OTHER INFORMATION - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

     Exhibit
     Number
     -------
       3.1    PawnMart, Inc.'s Restated and Amended Certificate of Incorporation
              (1)

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

       10.2   1997 PawnMart, Inc. Employee Stock Option Plan (1)

       10.3   1997 PawnMart, Inc. Director Stock Option Plan (2)

       10.4   Revolving Credit Agreement Dated October 13, 1998 Between
              PawnMart, Inc. and Comerica Bank (4)

       10.5   Employment Agreement, Dated as of September 8, 1998, Between
              PawnMart, Inc. and Michael D. Record (5)

       27.1   Financial Data Schedule as of October 30, 1999 (Filed in EDGAR
              version only) (9)
-----------------------------------

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

       (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

       (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).


       (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

       (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

       (9)    Filed herewith.

(B)    REPORTS ON FORM 8-K -

       On September 1, 1999, the Company filed a Form 8-K relating to the issuance of 416,667 shares of 8% Convertible Preferred Stock, par value $6.00 per share, for $2,500,000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.


By: /s/ Carson R. Thompson          December 14, 1999       By: /s/ Thomas W. White     December 14, 1999
    ----------------------          -----------------           -------------------     -----------------
Carson R. Thompson                   Date                    Thomas W. White             Date
Chief Executive Officer, Director                            Senior Vice President
and Chairman of the Board                                    Chief Financial Officer

                                INDEX TO EXHIBITS

     Exhibit
     Number
     -------

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

       27.1 Financial Data Schedule as of October 30, 1999 (Filed in EDGAR version only) (9)

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