Form 10-K
period 2000-01-29
PAWNMART INC
filed 2000-04-19
CIK 1048142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended January 29, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________

                           Commission File No. 1-13919

                                 PAWNMART, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  75-2520896
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

6300 RIDGLEA PLACE, SUITE 724, FORT WORTH, TEXAS             76116
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (817) 569-9305

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of April 1, 2000 was approximately $12,709,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of April 1, 2000 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of April 1, 2000 was 1,872,360. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of April 1, 2000 was 1,380,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders for the fiscal year ended January 29, 2000, are incorporated by reference in Part III of this Form 10-K.

                                 PAWNMART, INC.
                             Form 10-K Annual Report
                   for the Fiscal Year Ended January 29, 2000


                                Table of Contents


PART I

Item 1.    Business.......................................................................  1

Item 2.    Properties.....................................................................  9

Item 3.    Legal Proceedings.............................................................. 10

Item 4.    Submission of Matters to a Vote of Security Holders............................ 10

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......... 10

Item 6.    Selected Financial Data........................................................ 11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................... 12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................... 22

Item 8.    Consolidated Financial Statements and Supplementary Data....................... 23

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure..................................................................... 42

PART III

Item 10.   Directors and Executive Officers of the Registrant............................. 42

Item 11.   Executive Compensation......................................................... 42

Item 12.   Security Ownership of Certain Beneficial Owners and Management................. 42

Item 13.   Certain Relationships and Related Transactions................................. 42

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............... 43

Signatures ............................................................................... 44

                                     PART I

ITEM 1.       BUSINESS

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 1. Business." Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Such risks, uncertainties and other factors, include, but are not limited to, those set forth herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing elsewhere in this Annual Report on Form 10-K and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date of this Annual Report on Form 10-K and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

GENERAL

     PawnMart, Inc. was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name "Pawnco, Inc." On June 14, 1994, the Company changed its name to PCI Capital Corporation. On October 21, 1997, the Company changed its name to "PawnMart, Inc." As of April 1, 2000, the Company was the fourth largest publicly-traded pawnshop operator in the United States, and owned and operated 46 stores located in Alabama, Florida, Georgia, North Carolina, South Carolina and Texas. The Company's principal office is located at 6300 Ridglea Place, Suite 724, Fort Worth, Texas 76116 and its telephone number is (817) 569-9305.

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

INDUSTRY

     The pawnshop industry is a multi-billion dollar, growing industry with an increasing number of states adopting favorable pawnshop regulations. States with favorable pawn regulations include, but are not limited to, Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas. The industry is highly fragmented, with approximately 93 percent of the approximately 14,000 stores in the United States owned by "mom and pop" operators and approximately 7 percent owned by five public companies.

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

     The Company believes that the pawnshop industry is in the early stages of consolidation and has consciously positioned itself to take advantage of the significant economies of scale, increased operating efficiencies, and revenue growth provided by the highly fragmented pawnshop industry. The Company believes that its business strategy will be enhanced by the implementation of specialty retail merchandising techniques, the utilization of strict site selection criteria, and the utilization of information technology to improve sales, operational and inventory management.

BUSINESS STRATEGY

     The Company has developed extensive demographical information that identifies both its borrowing and retail customers. Based on its research, the Company has observed somewhat different demographics for its customers from those generally published for the pawnshop industry. This data indicates that the Company's customers have a higher median household income than those published for the pawnshop industry and that the Company's customers are representative of the United States distribution of households in terms of household income, education and occupation. This distribution provides the Company with an extremely broad potential customer base. In this regard, the Company's strategic market positioning targets these customer groups for both pawn and retail. To appeal to these customers, all of the Company's stores are attractive, clean, well-lit and often located close to national discount stores, with merchandise displayed in an organized and easy-to-shop manner similar to national discount stores.

     The Company's strategic objective is to implement a rapid roll-out of stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. To achieve its strategic objectives, the Company has adopted the following strategy:

     - DEVELOPING OR ACQUIRING STORES THAT MEET SITE SELECTION, STORE SIZE AND CONFIGURATION REQUIREMENTS IN SELECTED MARKETS. The Company believes that ideal site selection is one of the most critical factors in creating a successful store. In this regard, the Company has developed extensive customer demographics that identify both its borrowing and retail customers. The Company, therefore, believes that by opening new stores or by acquiring existing stores only in locations meeting its demographic and site selection requirements, it will be well situated to compete effectively in the highly fragmented pawnshop industry. Second, the Company believes that the "look and feel" of its stores is an important factor in establishing a successful specialty finance and retail store. By opening new stores or acquiring existing stores only in accordance with its specifications, the Company can ensure that each store has a similar "look and feel."

     - MARKET POSITIONING STRATEGY. The Company's strategy is to operate attractive stores that are clean, well-lit and conveniently located, with merchandise displayed in an organized and easy-to-shop manner, similar to national discount stores. The Company's store design and layout specifically target both its borrowing and retail customers.

     - UTILIZE TARGETED DATABASE MARKETING. The Company has developed a targeted database marketing segmentation system that identifies the customers for both pawn and product sales from proprietary data collected at the store level. Given this customer information, the Company has developed a marketing strategy that seeks to leverage its understanding of customer demographics, motivations and purchasing behavior. This demographic data will be utilized for customer acquisition, retention and promotions, store site selection, and for developing in-store promotions.

     - EXPAND IN METROPOLITAN AREAS IN STATES WITH FAVORABLE PAWN REGULATIONS. The Company's roll-out strategy is to generate operating efficiencies in supervision, administration, purchasing and marketing by first expanding in the metropolitan areas surrounding its existing stores, and thereafter, in metropolitan areas in states with favorable pawn regulations.

     - UTILIZE INFORMATION TECHNOLOGY. The Company has developed PAWNLINK-TM-, a proprietary software system, which is connected to a "wide area network" that allows for real-time point of sale connectivity. PAWNLINK-TM- is a user friendly, menu driven software package that operates in a Windows 95/98-TM- environment. PAWNLINK-TM- interfaces with the Company's centralized database, assists in determining the amount of funds to advance on any particular pawn item, and provides in-store assistance with operational and sales management, inventory control and accounting.

     - OPERATIONAL EXCELLENCE. The Company believes that its success will be substantially dependent on its ability to achieve excellence in operating its stores. In this regard, the Company intends to capitalize upon the operational expertise of its experienced management team and board of directors, employ specialty retailers and pawnbrokers as store management personnel, utilize extensive training programs for employees and maintain effective extensive operating controls.

STORE EXPANSION

     Prior to March 1998, the Company owned and operated 19 stores. The completion of the Company's initial public offering of common stock in March 1998 resulted in net proceeds of $5,583,000 and enhanced the Company's ability to implement its business strategy. In connection with the completion of the initial public offering, the Company automatically converted $9,520,000 of its debt into 2,380,000 outstanding shares of common stock and 3,661,200 shares of preferred stock into 1,482,766 outstanding shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable. The completion of the initial public offering in March 1998 positioned the Company to begin implementation of its strategic business plan.

     During the fiscal years ended January 29, 2000 ("Fiscal 1999"), January 30, 1999 ("Fiscal 1998"), January 26, 1997, January 28, 1996 and January 29, 1995,
the Company added 14, 13, 2, 10, and 7 stores, respectively. In order to fund store expansion during Fiscal 1999 and Fiscal 1998, the Company utilized the remaining proceeds from the initial public offering, borrowings under its $10 million revolving line of credit with Comerica Bank (the "Credit Facility"), the net proceeds from the issuance of a publicly registered offering of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"), and the net proceeds from the issuance of $2.5 million of 8% Convertible Preferred Stock, par value $6.00 per share (the "Preferred Stock"). With the above, the Company was able to achieve a 44 percent and 68 percent increase in the number of its stores during Fiscal 1999 and Fiscal 1998, respectively, bringing it to a total of 46 stores. Management anticipates continuing its rapid roll-out strategy during the fiscal year ending January 27, 2001 by focusing on a combination of acquisitions and new store openings. However, no assurance can be made that the Company will be able to obtain the necessary financing to support such growth.

NEW STORE OPENINGS

     The Company has opened 35 new stores since its inception and currently plans to open additional stores in locations that meet its site selection criteria. After a suitable location has been found and a lease and license are obtained, a new store can be ready for business within six to eight weeks, with completion of counters, vaults and security system and transfer of merchandise from existing stores, and external purchases of pre-owned merchandise. The Company projects the initial capital expenditures and costs associated with opening a new store to total approximately $250,000 with additional expenditures during the 12 months after opening of approximately $150,000 to fund loan growth and planned start-up losses. The projected initial capital expenditures do not include corporate administrative expense allocations or capital costs related to the funds raised to finance expansion. Because of these start-up losses and expenditures necessary to support anticipated growth, the Company expects to incur losses during a high-growth phase. There can be no assurance that future initial capital expenditures and costs and start-up losses with new store operations will not vary from historical amounts.

     The revenues and profitability of a new store are primarily impacted by the Company's ability to increase pawn loans during the first 12 months of operations. A new store is generally unprofitable during its first eight to ten months of operations due to the initial loan growth during that period resulting in lower pawn service charges. The Company's new stores experience substantially higher levels of revenues and profitability after reaching two years of age. At January 29, 2000, 18 of the Company's 46 stores were under two years of age. These stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's older stores.

ACQUISITIONS

     The Company has acquired the assets of 11 existing stores since its inception and currently plans to acquire additional stores as part of its expansion during the next fiscal year. The Company will generally acquire stores in locations meeting its site selection criteria if the total capital expenditures required to acquire the existing store are less than or equal to the total costs to develop a new store and demographic data and due diligence procedures indicate an acceptable growth potential. Prior to making an acquisition, the Company performs an analysis of the site that considers the demographic composition of its surrounding area. The analysis also includes an evaluation of the retail and pawn potential, the number and size of competitors, and regulatory issues. Additionally, the Company performs due diligence procedures that specifically evaluate the volume of loan transactions, the outstanding loan balances, historical redemption rates, the quality of merchandise inventory, and the condition of property and equipment and the existing facility, including lease terms.

     An acquired store will generally mature faster than a new store due to an established base of customers and the Company's ability to accelerate the maturation of the store's pawn loan balances. The Company's profitability and capital requirements during rapid expansion will be significantly impacted by its ability to acquire existing stores meeting the Company's acquisition criteria. There can be no assurance that future store revenues and store profitability will not vary from historical amounts.

ACHIEVING OPERATIONAL EXCELLENCE

     Management continually focuses on achieving operational excellence at both its existing store base and new stores. The primary factors affecting the profitability of the Company's existing and new stores are the quality and level of outstanding loans, the volume of retail sales and resulting gross margins, and the control of store expenses. In order to maximize profitability, the Company has consciously positioned itself with stores that are clean, well-lit and conveniently located, with merchandise displayed in an organized and easy-to-shop manner, similar to national discount stores. Merchandise inventory is categorized and displayed by department with uniform directional signage at all of the Company's locations. Additionally, in-store advertising is utilized to educate customers and implement planned promotions. The Company's store design and layout specifically target both its borrowing and retail customers.

STORE OPERATIONS

     The Company is a specialty finance and retail enterprise engaged in developing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. In this regard, the Company defines each of its stores as operating segments. However, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The following discusses various aspects of the Company's store operations.

LENDING

     The Company's pawn loans are secured by pledged tangible personal property which is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the pawn loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision.

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

     The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 12% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges contributed to 31.9%, 30.5%, and 28.1% of the Company's total revenues during Fiscal 1999, Fiscal 1998, and the fiscal year ended January 31, 1998 ("Fiscal 1997"), respectively. Pawn service charges contributed to 66.3%, 57.7%, and 57.4% of the Company's gross profit during Fiscal 1999, Fiscal 1998, Fiscal 1997, respectively. The Company's average pawn loan was $115 and $110 at January 29, 2000 and January 30, 1999, respectively.

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

     Alabama, Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately nine percent and eight percent of the Company's total revenues during Fiscal 1999 and Fiscal 1998, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances.

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

RETAIL SALES

     The Company retails pre-owned products acquired either when a pawn loan is not repaid or from individual customers or other sources. Merchandise acquired through defaulted pawn loans is carried at the amount of the related pawn loan, exclusive of any uncollected pawn service charges. Management believes that this practice will decrease the likelihood that the Company will experience significant, unexpected inventory devaluations.

     Merchandise sales contributed to 66.9%, 68.5%, and 70.9% of the Company's total revenues during Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. Merchandise sales contributed to 31.2%, 40.2%, and 40.6% of the Company's gross profit during Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. The Company realized gross profit margins on merchandise sales of 22.5%, 31.0%, and 28.0% during Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors affecting the results of operations of the Company's retail sales.

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

     The Company provides an allowance for inventory valuation on its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise. At January 29, 2000 and January 30, 1999, total merchandise held for resale was $7,279,000 and $3,011,000, respectively, after reduction for a valuation allowance of $294,000 and $141,000, respectively.

RETAIL STORE MANAGEMENT

     Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a District Manager who will typically supervise up to 10 stores. At April 1, 2000, the Company had established seven operating districts, each of which was managed by a District Manager.

PERSONNEL

     As of April 1, 2000, the Company had a total of 282 employees (of which 17 were in executive, administrative, clerical and accounting functions), 125 of whom were salaried and 157 of whom were hourly employees. The Company has an established training program that provides a combination of classroom instruction and on-the-job loan and specialty retail training. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

TRADE NAME

      The Company's proprietary operating software has been registered under the trade name "PAWNLINK-TM-." The Company has also registered various marks and descriptive logos and phrases with the United States Patent and Trademark Office.

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

     The Company's stores are positioned similarly to national discount stores. They are attractive, clean, well-lit and conveniently located. Merchandise is displayed in an organized, easy-to-shop manner and the Company's stores do not retail handguns, sporting rifles or assault rifles. The Company believes that this positioning provides a more comfortable and desirable shopping experience with better customer demographics.

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

OPERATING CONTROLS

     The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real-time computer network system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company's locations approximately every 60 days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company's policies and procedures are consistently followed. Management believes that the current operating and financial controls and computer systems are adequate for its current operating base and for anticipated expansion in the near term.

REGULATION

     The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the six states in which it operates. Set forth below is a summary of the state pawnshop regulations in those states of the Company's present operating locations.

     GEORGIA PAWNSHOP REGULATIONS. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; purchasing or accepting a pledge of merchandise on which the serial number has been altered or obliterated; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless the pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each thirty-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent thirty-day period). The statute provides that municipal and county authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

     ALABAMA PAWNSHOP REGULATIONS. The Alabama Pawnshop Act regulates the licensing, operation and reporting requirements of pawnshops in that state. The general fitness of pawnshop applicants is investigated by the Supervisor of the Bureau of Loans of the State Department of Banking (the "Supervisor"). The Supervisor also issues pawnshop licenses. The Alabama Pawnshop Act requires that certain bookkeeping records be maintained and made available to the Supervisor and to local law enforcement authorities and that motor vehicles are retained on the premises for at least 21 days prior to sale by the pawnshop. The Alabama Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually. Additional licenses are required from counties and municipalities.

     NORTH CAROLINA PAWNSHOP REGULATIONS. In North Carolina, the Pawnbrokers Modernization Act of 1989 regulates the licensing, reporting and financial responsibility of pawnbrokers. Appropriate city and county governments must be petitioned in order to acquire a license. Once licensed, a pawnbroker must keep consecutively numbered records of each and every pawn transaction. No pawnbroker may receive an effective rate of interest in excess of 2% per month, except that the pawnbroker may charge additional fees up to 20% per month for services such as title investigation, insurance, storage, reporting fees, etc., so long as certain total dollar limits are not exceeded. Mobile homes, recreational vehicles, or motor vehicles other than a motorcycle may not be pledged.

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

     FLORIDA PAWNSHOP REGULATIONS. The Florida Pawnbroking Act provides for the licensing and bonding of pawnbrokers in Florida and for the Department of Agriculture and Consumer Services' Division of Consumer Services to investigate the general fitness of applicants and generally to regulate pawnshops in the state. The statute limits the pawn service charge that a pawnbroker may collect to a maximum of 25% of the amount advanced in the pawn for each 30 day period of the transaction. The law also requires pawnbrokers to maintain detailed records of all transactions and to deliver such records to the appropriate local law enforcement officials. Among other things, the statute prohibits pawnbrokers from falsifying or failing to make entries in pawn transaction forms, refusing to allow appropriate law enforcement officials to inspect their records, failing to maintain records of pawn transactions for at least two years, making any agreement requiring the personal liability of a pledgor, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods had been taken into custody by a court or law enforcement officer or otherwise lost or damaged), or engaging in title loan transactions at licensed pawnshop locations. It also prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

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

     As part of the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For an application for a new license in a county with a population of 250,000 or more, certain proximity restrictions to other pawnshops may limit the Company's ability to obtain a new license.

     OTHER REGULATORY MATTERS, ETC. With respect to firearm sales, each of the stores must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check in connection with the disposition of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, which require each store dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. The Company does not currently sell handguns, assault rifles or sporting rifles to the public.

     In addition to the state statutes and regulations described above, many of the Company's stores are subject to municipal ordinances, which may require, for example, local licenses or permits, additional zoning restrictions, and specified record-keeping procedures, among other things. Each of the Company's stores, voluntarily or pursuant to municipal ordinance, provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

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

     Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business. There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on the Company's consolidated operations and financial condition.

ITEM 2.       PROPERTIES

     The Company's corporate offices are leased under a seven-year lease expiring on August 31, 2006. At April 1, 2000, the Company operated 46 leased store locations with monthly rental payments ranging from $1,300 to $7,000 per location and having initial lease terms expiring from August 2000 through August 2005. Substantially all of the Company's leased locations include renewal options. The size of the leased store locations range from approximately 1,500 to 13,000 square feet. With the exception of the location in Weatherford, Texas, the Company leases all of these properties from unaffiliated third parties.

     The following table sets forth the geographic markets served by the Company and the number of stores in each market as of April 1, 2000.


                                                                NUMBER OF STORES
                                                                ----------------
        Georgia:
             Atlanta Metropolitan Area............................      23
             Dalton...............................................       1
             Rome.................................................       1
             Calhoun..............................................       1
                                                                       ---
                 Total Georgia....................................      26
                                                                       ---


        Alabama:
             Birmingham...........................................       2
             Mobile...............................................       4
             Dothan...............................................       1
                                                                       ---
                 Total Alabama....................................       7
                                                                       ---
        North Carolina:
             Charlotte............................................       4
                                                                       ---
                 Total North Carolina.............................       4
                                                                       ---
        South Carolina:
             Greenville Metropolitan Area.........................       3
                                                                       ---
                 Total South Carolina.............................       3
                                                                       ---
        Florida:
             Pensacola............................................       2
                                                                       ---
                 Total Florida....................................       2
                                                                       ---
        Texas:
             Burleson.............................................       1
             Fort Worth...........................................       2
             Weatherford..........................................       1
                                                                       ---
                 Total Texas......................................       4
                                                                       ---
                 Total............................................      46
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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter of Fiscal 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     On March 17, 1998, the Company's Common Stock began trading on the Nasdaq SmallCap Market ("NASDAQ") under the symbol of "PMRT" and on the Boston Stock Exchange under the symbol of "PWT". The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ during Fiscal 1999 and Fiscal 1998:

                                   FISCAL 1999        FISCAL 1998
                                 ---------------    ---------------
                                 HIGH      LOW       HIGH      LOW
                                ------    ------    ------   ------
     First Quarter............. $ 3.13    $ 1.50    $ 5.88   $ 4.00
     Second Quarter............   4.56      1.88      4.50     3.13
     Third Quarter.............   3.38      1.88      3.50     1.50
     Fourth Quarter............   2.38      1.66      3.81     1.31

     As of April 1, 2000, the Company had approximately 1,450 stockholders of record. To date, the Company has not declared or paid any cash dividends on its Common Stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. The Company is prohibited from paying cash dividends under the terms of its revolving line of credit unless specifically approved by its senior lender. Additionally, the subordinated note indenture limits the payment of any cash dividends. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's consolidated financial position, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, selected historical financial data of the Company. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes thereto.

                                                                           FISCAL YEARS ENDED
                                                                           ------------------
(Dollars in Thousands, Except Per Share Data)
                                                 January 29,  January 30,  January 31,   January 26,   January 28,
                                                    2000         1999          1998         1997           1996
                                                 -----------  ----------   -----------   -----------   -----------
OPERATING DATA:
Pawn Service Charges...........................  $  6,674     $  3,636      $  2,862      $  2,291      $  1,338
Merchandise Sales..............................    13,978        8,170         7,215         5,523         3,052
Other Income...................................       250          129           101            89            34
                                                 --------     --------      --------      --------      --------
     Total Revenues............................    20,902       11,935        10,178         7,903         4,424
Cost of Sales..................................    10,832        5,634         5,192         3,739         1,942
                                                 --------     --------      --------      --------      --------
     Gross Profit..............................    10,070        6,301         4,986         4,164         2,482

Store Operating Expenses.......................     8,163        5,326         4,040         3,652         2,626
Corporate Administrative Expenses..............     3,020        3,074         2,117         1,713         1,589
                                                 --------     --------      --------      --------      --------
EBITDA (1).....................................    (1,113)      (2,099)       (1,171)       (1,201)       (1,733)
Interest Expense...............................     1,358          996         3,761         1,360           720
Depreciation and Amortization..................       805          618           504           495           375
                                                 --------     --------      --------      --------      --------
     Net Loss..................................    (3,276)      (3,713)       (5,436)       (3,056)       (2,828)
Preferred Stock Dividends......................        83          692           217             -             -
                                                 --------     --------      --------      --------      --------
     Net Loss to Common Stockholders...........  $ (3,359)    $ (4,405)     $ (5,653)     $ (3,056)     $ (2,828)
                                                 ========     ========      ========      ========      ========
     Basic and Diluted Loss Per
       Common Share............................  $  (0.47)    $  (0.68)     $  (3.01)     $  (1.67)     $  (1.68)
                                                 ========     ========      ========      ========      ========

OTHER DATA:
Locations in Operation:
   Beginning of Period.........................        32           19            19            17             7
   Acquisitions................................         6            3             -             1             -
   Opened......................................         8           10             -             1            10
                                                 --------     --------      --------      --------      --------
   End of Period...............................        46           32            19            19            17
                                                 ========     ========      ========      ========      ========

Average Age of Stores -
   End of Period............................... 2.45 years   2.35 years   2.78 years     1.77 years    .93 years
Average Loans Per Location.....................  $    147     $    138      $    127      $    117      $     85
Average Inventory Per Location.................  $    158     $     94      $    102      $    104      $     88
Annualized Inventory Turnover..................      2.0x         2.4x          2.5x          2.3x          1.9x
Cash Dividends Per Common Share................  $      -     $      -      $      -      $      -      $      -


BALANCE SHEET DATA - END OF PERIOD:
Loans..........................................  $  6,758     $  4,419      $  2,421      $  2,227      $  1,447
Inventories, Net...............................     7,279        3,011         1,944         1,971         1,490
Working Capital................................    14,722        6,988         1,758         2,148         2,251
Total Assets...................................    21,044       11,192         6,677         6,474         5,249
Long-Term Notes Payable, Net of
   Current Installments........................    15,923        4,840         9,778         8,288         5,445
Stockholders' Equity (Deficit).................     3,878        4,907        (6,222)       (4,278)       (1,274)

----------------
(1)  Earnings before interest, taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's strategy is to develop or acquire stores in selected regional and local markets meeting required store size, configuration, and site selection requirements. The Company believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned. The overall rate of store expansion will vary based on the Company's ability to fund such growth internally or to obtain financing, the availability of qualified store management personnel, and the Company's ability to achieve a balance of growth with improving profitability.

     The Company's total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans. During the term of a title loan, the borrower is allowed to maintain possession of the collateral. See "Item 1. Business - Store Operations - Lending." Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

     The Company's revenues and gross profit dollars have been significantly increased as a result of its rapid store expansion and improvements in the results of operations at its mature stores. Of the 27 stores added during the past two fiscal years, the Company has opened 18 new stores. The Company's store contribution margin, earnings before interest, depreciation, and amortization ("EBITDA"), and overall results of operations have been impacted by the planned start-up losses that result from these new store openings, the corporate administrative expenses necessary to support rapid expansion, and the interest expense associated with funding such expansion. These new stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail volumes experienced in the Company's older stores. See "Item 1. Business - New Store Openings."

      The Company has acquired nine existing stores during the last two fiscal years and currently plans to acquire additional stores as part of its expansion during the next fiscal year. The Company will generally acquire stores in locations meeting its site selection criteria if the total capital expenditures required to acquire the existing store are less than or equal to the total costs to develop a new store and demographic data and due diligence procedures indicate an acceptable growth potential. An acquired store will generally mature faster than a new store due to an established base of customers and the Company's ability to accelerate the maturation of the store's pawn loan balances. The Company's profitability and capital requirements during rapid expansion will be significantly impacted by its ability to acquire existing stores meeting the Company's acquisition criteria. There can be no assurance that future store revenues and store profitability will not vary from historical amounts.

     The addition of Michael D. Record as President in September 1998 resulted in a renewed emphasis on the Company's lending operations, the focus of which was to lend more competitively and increase store traffic. The implementation of this strategy has resulted in the substantial improvements in total revenues, gross profit dollars, and store contribution margin. During Fiscal 1999, the Company's 32 stores open for 12 months or more as of January 29, 2000 ("Fiscal 1999 Comparable Stores") achieved a 32 percent increase in total revenues, a 20 percent increase in gross profit dollars, and a 90 percent increase in store contribution margin.

     Although the Company has experienced significant improvements in gross profit dollars as a result of the operational changes mentioned above, the Company's realized gross profit margin as a percent of merchandise sales has been reduced primarily due to the more competitive loaning philosophy. The Company realized gross profit margins on merchandise sales of 22.5%, 31.0%, and 28.0% during Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. Future gross profit margins as a percent of merchandise sales will be affected by the Company's lending practices and ability to effectively implement its specialty retail strategies.

     Selected elements of the Company's consolidated financial statements are presented below for Fiscal 1999, Fiscal 1998, and Fiscal 1997. The following table, as well as the discussion following, should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes thereto.

                                                                  Fiscal Years Ended
                                                      -------------------------------------------
                                                       January 29,     January 30,    January 31,
                                                           2000            1999          1998
                                                       -----------     -----------    -----------
    Operating statement items as a percent of
       total revenues:

    Merchandise sales................................     66.9 %          68.5 %         70.9 %
    Pawn service charges.............................     31.9            30.5           28.1
    Other............................................      1.2             1.0            1.0
                                                       -----------     -----------    -----------
       Total revenues................................    100.0           100.0          100.0

    Cost of sales....................................     51.8            47.2           51.0
                                                       -----------     -----------    -----------
       Gross profit..................................     48.2            52.8           49.0
                                                       -----------     -----------    -----------

    Store operating expenses.........................     39.1            44.6           39.7
                                                       -----------     -----------    -----------
       Store contribution margin.....................      9.1             8.2            9.3

    Corporate administrative expenses................    14.4             25.8           20.8
                                                       -----------     -----------    -----------
       Earnings before interest, taxes,
         depreciation and amortization...............    (5.3)           (17.6)         (11.5)
    Interest expense.................................     6.5              8.3           36.9
    Depreciation and amortization....................     3.9              5.2            5.0
                                                       -----------     -----------    -----------
       Net loss......................................   (15.7)%          (31.1)%        (53.4)%
                                                       ===========     ===========    ===========


RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     Total revenues increased 75.1% to $20,902,000 during Fiscal 1999 as compared to $11,935,000 during Fiscal 1998. Total revenues at the Company's Fiscal 1999 Comparable Stores increased 31.7% and contributed to $3,736,000 of the increase.

     Merchandise sales increased 71.1% to $13,978,000 during Fiscal 1999 from $8,170,000 during Fiscal 1998. Merchandise sales at the Company's Fiscal 1999 Comparable Stores increased 27.3% and contributed to $2,204,000 of the increase. Average inventory per store increased 68.1% to $158,000 at January 29, 2000 from $94,000 at January 30, 1999 primarily due to continued improvement in the Company's lending operations which have increased the levels of merchandise available for sale and the maturation of stores added during Fiscal 1999 and Fiscal 1998.

Pawn service charges increased 83.6% to $6,674,000 during Fiscal 1999 from $3,636,000 during Fiscal 1998. Pawn service charges at the Company's Fiscal 1999 Comparable Stores increased 41.1% and contributed to $1,477,000 of the increase. The increased pawn services charges from Fiscal 1999 Comparable Stores resulted primarily from pawn loans increasing 28.8% to $5,691,000 at January 29, 2000 from $4,419,000 at January 30, 1999.

     Gross profit increased 59.8% to $10,070,000 during Fiscal 1999 from $6,301,000 during Fiscal 1998. Gross profit at the Company's Fiscal 1999 Comparable Stores increased 20.2% and contributed to $1,257,000 of the increase. The increase in gross profit at the Fiscal 1999 Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's realized gross profit margins on merchandise sales decreased during Fiscal 1999 due to operational changes implemented in September 1998. See discussion above under "General." The Company's consolidated annualized inventory turnover rate was 2.0 times during Fiscal 1999 compared to 2.4 times during Fiscal 1998. The decrease is primarily due to a larger base of new stores existing during the Fiscal 1999 combined with the effects of increased loan activities that have resulted in higher average amounts of merchandise available for sale. On a Fiscal 1999 Comparable Store basis, the Company's annualized inventory turnover rate decreased to 2.4 times during Fiscal 1999 compared to 2.6 times during Fiscal 1998.

     Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 53.3% to $8,163,000, or 39.1% of total revenues, during Fiscal 1999 from $5,326,000, or 44.6% of total revenues, during Fiscal 1998. On a Fiscal 1999 Comparable Store basis, store operating expenses increased $194,000 and comprised 33.8% of total revenues during Fiscal 1999 compared to 42.8% of total revenues during Fiscal 1998. The overall decrease in Fiscal 1999 Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 31.7% increase in Fiscal 1999 Comparable Store revenues.

     Store contribution margin increased 95.6% to $1,907,000, or 9.1% of total revenues, during Fiscal 1999 compared to $975,000, or 8.2% of total revenues, during Fiscal 1998 primarily due to significant improvements in the profitability of the Company's Fiscal 1999 Comparable Stores which were offset by the effects of $338,000 in planned start-up losses at 14 stores added during Fiscal 1999. Excluding the effects of planned start-up losses, the Fiscal 1999 Comparable Store contribution margin increased 89.9% to $2,245,000, or 14.5% of total revenues, during Fiscal 1999 compared to $1,182,000, or 10.0% of total revenues, during Fiscal 1998. The following table presents an analysis of Fiscal 1999 Comparable Store performance for Fiscal 1999 compared to Fiscal 1998.

      (In thousands)                                       Fiscal        Fiscal
                                                            1999          1998
                                                         ----------    ----------
      Merchandise sales..............................    $   10,275    $    8,071
      Pawn service charges...........................         5,074         3,597
      Other..........................................           184           129
                                                         ----------    ----------
         Total revenues..............................        15,533        11,797

      Cost of sales..................................         8,044         5,565
                                                         ----------    ----------
         Gross profit................................         7,489         6,232

      Store operating expenses.......................         5,244         5,050
                                                         ----------    ----------
         Store contribution margin...................    $    2,245    $    1,182
                                                         ==========    ==========


     Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees and investor relations expenses. Corporate administrative expenses decreased 1.8% to $3,020,000 during Fiscal 1999 from $3,074,000 during Fiscal 1998 primarily due to decreased professional fees which were offset by increased labor costs associated with the hiring of additional corporate field and administrative personnel to support current and planned growth. The Company's rapid growth has reduced corporate administrative expenses from 25.8% of total revenues during Fiscal 1998 to 14.4% of total revenues during Fiscal 1999. Since the Company has added 27 stores in the last two fiscal years and plans to add additional stores during the fiscal year ending January 27, 2001, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

     Earnings before interest, depreciation and amortization ("EBITDA") improved 47.0% to an EBITDA loss of $1,113,000 during Fiscal 1999 from an EBITDA loss of $2,099,000 during Fiscal 1998. The improvement results from overall improvements in the profitability of the Company's stores combined with significant reductions in corporate administrative expenses as a percentage of total revenues.

     Interest expense increased 36.3% to $1,358,000 during Fiscal 1999 from $996,000 during Fiscal 1998. Fiscal 1998 includes $495,000 in non-cash interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 5 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8. - Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during Fiscal 1999 was related to borrowings under the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings which were utilized to fund store growth.

     During Fiscal 1998, the Company recognized $674,000 in noncash preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock. See note 7 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8.
- Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. All classes of the Company's preferred stock converted to common stock upon completion of the Company's initial public offering in March 1998. Fiscal 1999 included $83,000 in preferred stock dividends related to the Company's issuance of $2.5 million of Preferred Stock on September 1, 1999.

     Net loss to common stockholders during Fiscal 1999 was $3,359,000, or $0.47 per basic and diluted share, compared to $4,405,000, or $0.68 per basic and diluted share, during Fiscal 1998.

     At January 29, 2000, the Company's accumulated net operating loss carryforwards for tax purposes were approximately $15,571,000. Such amounts are available to offset future federal taxable income, if any, through 2020.

FISCAL 1998 COMPARED TO FISCAL 1997

     Total revenues increased 17.3% to $11,935,000 during Fiscal 1998 as compared to $10,178,000 during Fiscal 1997. Total revenues at 19 stores opened for 12 months of more as of January 30, 1999 ("Fiscal 1998 Comparable Stores") increased 7.8% and contributed to $797,000 of the increase.

     Merchandise sales increased 13.2% to $8,170,000 during Fiscal 1998 from $7,215,000 during Fiscal 1997. Merchandise sales at the Company's Fiscal 1998 Comparable Stores increased 3.2% and contributed to $232,000 of the increase. Average inventory per store for Fiscal 1998 Comparable Stores decreased from $102,000 at January 31, 1998 to $101,000 at January 30, 1999.

     Pawn service charges increased 27.0% to $3,636,000 during Fiscal 1998 from $2,862,000 during Fiscal 1997. Pawn service charges at the Company's Fiscal 1998 Comparable Stores increased 20.2% and contributed to $578,000 of the increase. The increased pawn services charges from Fiscal 1998 Comparable Stores results primarily from pawn loans increasing 52.3% from $2,421,000 at January 31, 1998 to $3,686,000 at January 30, 1999.

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

     Store operating expenses increased 31.8% to $5,326,000 during Fiscal 1998 from $4,040,000 during Fiscal 1997 primarily due to expenses attributable to 13 stores added during Fiscal 1998, increased labor at Fiscal 1998 Comparable Stores to support increased store activity, and increased advertising expenses. On a Fiscal 1998 Comparable Store basis, store operating expenses increased $411,000 and comprised 40.6% of total revenues during Fiscal 1998 compared to 39.7% of total revenues during Fiscal 1997.

     Store contribution margin increased 3.1% to $975,000 during Fiscal 1998 compared to $946,000 during Fiscal 1997 primarily due to significant improvements in the profitability of Fiscal 1998 Comparable Stores which were offset by the effects of $436,000 in planned start-up losses at 13 stores added during Fiscal 1998. Excluding the effects of planned start-up losses, the Fiscal 1998 Comparable Store contribution margin increased 49.2% to $1,411,000, or 12.9% of total revenues, during Fiscal 1998 compared to $946,000, or 9.3% of total revenues, during Fiscal 1997.

     Corporate administrative expenses increased 45.2% to $3,074,000 during Fiscal 1998 from $2,117,000 during Fiscal 1997 primarily due to (i) $200,000 in noncash professional fees associated with new store site selection and marketing services in exchange for 44,445 shares of unregistered common stock on May 1, 1998, (ii) increased labor costs associated with the hiring of manager trainees to support store openings, (iii) increased labor costs associated with the hiring of additional executive management to support planned growth, and (iv) increased professional fees associated with human resource development and regulatory matters.

     Interest expense decreased 73.5% to $996,000 during Fiscal 1998 from $3,761,000 during Fiscal 1997. Fiscal 1998 includes $495,000 in non-cash interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 5 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8. - Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Fiscal 1997 included $3,742,000 in interest expense that relates to debt that was either converted or repaid upon completion of the Company's initial public offering.

     Fiscal 1998 includes $674,000 in noncash preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock. See note 7 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8. - Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. Fiscal 1997 included $217,000 in preferred stock dividends associated with the Company's 12% Series D Convertible Exchangeable Preferred stock.

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

     On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank. At January 29, 2000, $8,260,000 was outstanding under the Credit Facility and an additional $1,020,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.25% at January 29, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of January 29, 2000. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

     On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of 12% Subordinated Notes due December 31, 2004. The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $7,714,000 of the 2004 Notes as of January 29, 2000.

     On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share, resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of
(i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital. See "Item 8.
- Consolidated Financial Statements and Supplementary Data."

     During the fiscal year ended January 29, 2000, the Company acquired the assets of six pawnshops in purchase transactions for an aggregate cash purchase price of $1,208,000. During the fiscal year ended January 30, 1999, the Company acquired the assets of three pawnshops in purchase transactions for an aggregate cash purchase price of $513,000. The acquisitions were substantially financed with borrowings under the Company's Credit Facility and with net proceeds from the issuance of the 2004 Notes. The purchase price for acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding pawn loan and service charge receivable balances, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

     At January 29, 2000, the Company's primary sources of liquidity were $795,000 in cash and cash equivalents, $710,000 in pawn service charges receivable, $6,758,000 in pawn loans outstanding, $7,279,000 in inventories, and $1,020,000 of available and unused funds under the Company's Credit Facility. The Company had a current ratio of approximately 12.8 to 1.0 and 5.8 to 1.0 at January 29, 2000 and January 30, 1999, respectively. Net cash used in operating activities was $6,399,000 during Fiscal 1999 and $3,272,000 during Fiscal 1998.

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

     The Company believes its operations and planned roll-out of stores will be funded by borrowings under the Credit Facility, cash flows generated from its established stores, net proceeds from the offering of the 2004 Notes, and future debt or equity offerings. In addition to factors noted below under "Factors That Could Affect Future Performance," the Company's store expansion during the next fiscal year will largely be dependent upon the amount of 2004 Notes sold, the Company's ability to utilize its remaining borrowing base under its Credit Facility, and the Company's ability to obtain debt or equity financing. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its operational strategies could be modified and its planned expansion schedule is likely to be significantly reduced or suspended. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

YEAR 2000

     The Company did not experience any disruptions in its operations during the transition into the Year 2000. During Fiscal 1999, the Company completed necessary assessments, modifications or replacement and testing of systems critical to the Company's operations and believed it had met its Year 2000 readiness objectives. The amounts incurred to carry out the overall Year 2000 plan totaled approximately $35,000. While the Company did not experience any disruptions during the transition into the Year 2000, it will continue to monitor its operations and address any date-related problems that may arise as the year progresses.

RECENT ACCOUNTING PRONOUNCEMENTS

     FASB 133, "Accounting for Derivative Instruments and Hedging Activities" - This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Since the Company does not use derivative instruments, the effect of the implementation of this new pronouncement is not expected to have any effect on the financial position or results of operations of the Company.

INFLATION

     The Company does not believe that inflation has had a material effect on its lending activities or its results of operations.

SEASONALITY

     The Company's retail operations are seasonal in nature with increased merchandise sales during the first and fourth fiscal quarters of each year. The Company's lending operations are also seasonal, with increased lending activities during the second and third fiscal quarters of each year.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

LACK OF PROFITABILITY, EXPECTED LOSSES DURING ROLL-OUT PHASE

     From its inception on January 13, 1994 through January 29, 2000, the Company has experienced aggregate losses of $19,963,000. Further, a key element of the Company's strategy consists of developing multiple stores meeting the Company's required store size, configuration, and site selection requirements in regional and local markets. This strategy is likely to result in continued net losses during the Company's roll-out phase due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, the number of new store expansions, the Company's ability to manage its growth and maintain the quality of its personnel, and the ability of the Company to implement its strategic plan.

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT

     At January 29, 2000, the Company had total long-term indebtedness of $15,923,000 which represents borrowings under the Company's Credit Facility and the 2004 Notes. The degree to which the Company is leveraged could have adverse consequences to holders of the debt, including the following: (i) substantial cash flow from the Company's operations will be required for the payment of principal and interest on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, whether for capital expenditures, further development, refinancings or otherwise, may be impaired; (iii) the Company may be more leveraged than certain of its competitors, which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage makes it more vulnerable to changes in economic conditions and may limit the Company's ability to withstand competitive pressures and capitalize on significant business opportunities.

     The Company expects to repay its indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, (iv) proceeds from the exercise of the Series A Warrants, or (v) the sale of certain assets. The Company will require substantial cash flows to meet its interest payment obligations with respect to its indebtedness. The Company's cash flow is dependent on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Since the Credit Facility bears interest at a floating rate, the Company is sensitive to any increase in prevailing interest rates. The Company believes that, based upon anticipated levels of operations, it should be able to meet its debt service obligations when due. If the Company is unable to generate sufficient cash flow from operations to satisfy its interest obligations, the Company may be required to refinance all or a portion of such obligations, sell assets, or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on the Company.

INABILITY TO MEET EXPANSION PLANS

     As of the date of this Annual Report, the Company has issued approximately $8.2 million of 2004 Notes on a "best efforts" basis. Although the Company is offering up to $10 million in 2004 Notes, there are no assurances that the maximum offering amount will be subscribed. The Company's store expansion during the next fiscal year will largely be dependent upon the amount of 2004 Notes sold, the Company's ability to utilize its remaining borrowing base under its Credit Facility, and the Company's ability to obtain debt or equity financing. In the event the Company is unable to sell the maximum subscription or additional financing alternatives are not obtained, its planned expansion schedule is likely to be significantly reduced or suspended. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

LIQUIDITY

     Although the Company has entered into the $10 million Credit Facility, there are no assurances that the Company's cash and cash equivalents on hand and its cash availability will be sufficient to meet the Company's anticipated working capital needs and capital expenditures in the future. To finance future expenditures, the Company may need to issue additional securities or incur additional debt. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance future cash requirements could materially and adversely affect the Company's consolidated operating results and anticipated growth in future periods.

MANAGEMENT OF GROWTH

     The Company plans to expand its business through a roll-out of stores. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program and will be dependent, in part, upon its ability to secure suitable sites for its new stores, obtain adequate inventory for its new stores, maintain adequate financial controls and reporting systems to manage a larger operation, and to obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

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

GOVERNMENT REGULATION

     The Company's lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity's ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company's ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company's prospects. The Company's ability to open new stores in other states could be affected by the enactment of state or local legislation, similar to current Texas legislation, which includes certain proximity restrictions in Texas counties having a population of more than 250,000. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

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

DEPENDENCE ON KEY MANAGEMENT

     The Company relies on the business and technical expertise of its executive officers and certain other key employees, particularly its Chief Executive Officer, Carson Thompson and its President, Michael Record. Except for an employment agreement with Michael Record, the Company does not have an employment agreement with any member of its executive staff. The loss of the services of any of these individuals could have a material adverse effect on the Company's consolidated operating results. No assurance can be given that their services will be available in the future. The Company's success will also be dependent on its ability to attract and retain additional qualified management personnel.

RISKS RELATED TO FIREARM SALES

     The Company currently does not, nor does it intend to, engage in the sale of handguns, sporting rifles or assault rifles to the public. The Company does wholesale forfeited handguns, sporting rifles and assault rifles to licensed firearm dealers leaving it open to the risk of lawsuits from persons who may claim injury as a result of an improper sale by the licensed firearm dealers. No such claims have been asserted against the Company as of the date of this Annual Report. The Company maintains insurance covering potential risks related to the sale of firearms.

RISKS RELATED TO AUTOMOBILE TITLE LOANS

     Alabama, Georgia, and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately nine percent and eight percent of the Company's total revenues during Fiscal 1999 and Fiscal 1998, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

PREFERRED STOCK; RISK OF DILUTION

     The Company's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of any shares of preferred stock having rights superior to those of the Company's Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of the Company. Holders of the preferred stock may have the right to receive dividends, certain preferences and conversion rights.

     On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock contains conversion rights that allow the purchaser to convert into the Company's Common Stock after March 1, 2001 at a discount to the current market price. The number of shares of Common Stock into which the Preferred Stock may be converted is based upon the then outstanding market price and, as such, could result in significant dilution to the Company's common stockholders. The Company may redeem the Preferred Stock, in whole or in part, at specified redemption prices.

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

POSSIBLE FAILURE TO QUALIFY FOR BOSTON STOCK EXCHANGE OR NASDAQ SMALLCAP MARKET LISTING

     The Company's Common Stock and Warrants are listed on the Boston Stock Exchange and the Nasdaq SmallCap Market. In order to qualify for continued listing on the Boston Stock Exchange, the Company must maintain, among other things, a $500,000 market value of public float, $1 million in total assets and $500,000 in stockholders' equity. In order to qualify for continued listing on the Nasdaq SmallCap Market, the Company must maintain, among other things, a $1 million market value of public float and $2 million in total net tangible assets. In addition, continued inclusion on the Nasdaq SmallCap Market requires two market-makers and a minimum bid price of $1.00 per share. If the Company is unable to obtain additional equity financing and incurs additional operating losses, it may not be able to satisfy the listing maintenance criteria. The failure to meet these maintenance criteria in the future may result in a discontinuance of the listing of the Company's Common Stock and Warrants on the Boston Stock Exchange and Nasdaq SmallCap Market.

     If the Company is or becomes unable to meet the above referenced listing criteria on a continued basis and is delisted therefrom, trading, if any, in the Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, "Electronic Bulletin Board" administered by the National Association of Securities Dealers, Inc. In such an event, the market price of the Common Stock and Warrants may be adversely impacted and an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock and Warrants.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. Based on the average outstanding indebtedness during Fiscal 1999, a 10% increase in overall interest rates would have increased the Company's interest expense by approximately $114,000 during Fiscal 1999. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report..............................................  24

Consolidated Balance Sheets...............................................  25

Consolidated Statements of Operations.....................................  26

Consolidated Statements of Stockholders' Equity (Deficit) ................  27

Consolidated Statements of Cash Flows.....................................  28

Notes to Consolidated Financial Statements................................  29

Supplementary Data........................................................  42

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheets of PawnMart, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.



                                       KPMG LLP


Fort Worth, Texas
March 20, 2000

                         PAWNMART, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (In Thousands, Except Share and Per Share Data)

                                                                                January 29,    January 30,
                                                                                    2000          1999
                                                                                -----------    -----------
                                       ASSETS (NOTE 5)
Current assets:
  Cash and cash equivalents                                                     $       795    $       298
  Accounts receivable                                                                   180             60
  Pawn service charges receivable                                                       710            446
  Loans                                                                               6,758          4,419
  Inventories, net                                                                    7,279          3,011
  Prepaid expenses and other current assets                                             243            199
                                                                                -----------    -----------
          Total current assets                                                       15,965          8,433
                                                                                -----------    -----------

Property and equipment, net (note 4)                                                  3,347          2,232

Goodwill, net (note 3)                                                                  530            156

Debt issuance costs, net of accumulated amortization of
  $231 and $47 at January 29, 2000 and January 30, 1999,
  respectively (note 5)                                                               1,045            137

Other assets                                                                            157            234
                                                                                -----------    -----------
          Total assets                                                          $    21,044    $    11,192
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $       270    $       523
  Accrued interest payable                                                              140             36
  Accrued payroll and payroll taxes                                                     269            206
  Deferred rent                                                                         144            123
  Accrued bonuses                                                                        36             42
  Other accrued expenses                                                                291            173
  Current installments of notes payable (note 5)                                         93            342
                                                                                -----------    -----------
          Total current liabilities                                                   1,243          1,445
                                                                                -----------    -----------

Long-term notes payable, net of current installments (note 5)                        15,923          4,840
                                                                                ===========    ===========

          Total liabilities                                                          17,166          6,285
                                                                                ===========    ===========

Stockholders' equity (notes 5, 7, and 8)
  Preferred stock, $.01 par value; authorized 10,000,000 shares                 $         -    $         -
  8% Convertible preferred stock, $6.00 par value; 416,667 shares authorized,
    issued, and outstanding (liquidation preference $6.00 per share)                  2,500              -
  Common stock, $.01 par value; authorized 20,000,000 shares; 7,230,877
    shares issued                                                                        72             72
  Series A redeemable common stock purchase warrants, $0.125 par value;
    1,842,840 and 1,380,000 warrants issued and outstanding at January 29, 2000
    and January 30, 1999, respectively                                                  231            173
  Series B redeemable common stock purchase warrants, $0.0625 par value;
    1,380,000 warrants issued and outstanding                                            86             86
  Additional common stock purchase warrants                                              60              -
  Additional paid-in capital                                                         21,954         22,242
  Accumulated deficit                                                               (20,955)       (17,596)
                                                                                -----------    -----------
                                                                                      3,948          4,977
  Less treasury stock, at cost: 21,432 common shares                                    (70)           (70)
                                                                                -----------    -----------
          Total stockholders' equity                                                  3,878          4,907

Commitments and contingencies (note 9)
                                                                                ===========    ===========
          Total liabilities and stockholders' equity                            $    21,044    $    11,192
                                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      (In Thousands, Except Per Share Data)


                                                  Year Ended       Year Ended      Year Ended
                                                  January 29,      January 30,     January 31,
                                                     2000             1999            1998
                                                 ------------     ------------    ------------
Revenues:
  Merchandise sales                              $     13,978     $      8,170    $      7,215
  Pawn service charges                                  6,674            3,636           2,862
  Other                                                   250              129             101
                                                 ------------     ------------    ------------
          Total revenues                               20,902           11,935          10,178

Cost of sales                                          10,832            5,634           5,192
                                                 ------------     ------------    ------------
          Gross profit                                 10,070            6,301           4,986
                                                 ------------     ------------    ------------

Expenses:
  Store operating                                       8,163            5,326           4,040
  Interest (note 5)                                     1,358              996           3,761
  Depreciation                                            761              555             444
  Amortization                                             44               63              60
  Corporate administrative (note 7)                     3,020            3,074           2,117
                                                 ------------     ------------    ------------
          Total expenses                               13,346           10,014          10,422
                                                 ------------     ------------    ------------

          Net loss                                     (3,276)          (3,713)         (5,436)

Preferred stock dividends (note 7)                         83              692             217
                                                 ------------     ------------    ------------

          Net loss to common stockholders        $     (3,359)    $     (4,405)   $     (5,653)
                                                 ============     ============    ============

Loss per common share (note 2(k)):
          Basic                                  $      (0.47)    $      (0.68)   $      (3.01)
                                                 ============     ============    ============
          Diluted                                $      (0.47)    $      (0.68)   $      (3.01)
                                                 ============     ============    ============

         See accompanying notes to consolidated financial statements.

            PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended January 29, 2000, and January 30, 1999 and January 31, 1998

           (In Thousands, Except Share Data)

                                                                                                                  Series A
                                                                                                           redeemable common stock
                                                        Preferred stock               Common stock             purchase warrants
                                                  --------------------------   -------------------------   ------------------------
                                                     Shares         Amount       Shares         Amount       Shares        Amount
                                                  -------------    ---------   ------------    ---------   ------------   ---------
Balance at January 26, 1997                          3,089,020     $     31    $ 1,844,998     $     18              -    $      -

  Issuance of common stock (note 7)                          -            -        105,426            1              -           -

  Acquisition of 3,297 shares of common stock
     (note 7)                                                -            -              -            -              -           -

  Issuance of preferred stock (note 7)                 572,180            6              -            -              -           -

  Recognition of Convertible Subordinated
     Debenture beneficial conversion feature
     (note 5)                                                -            -              -            -              -           -

  Recognition of preferred stock beneficial
     conversion feature (note 7)                             -            -              -            -              -           -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                             -            -              -            -              -           -

  Preferred stock dividends paid                             -            -              -            -              -           -

  Net loss                                                   -            -              -            -              -           -
                                                  -------------    ---------   ------------    ---------   ------------   ---------

Balance at January 31, 1998                          3,661,200           37      1,950,424           19              -           -

  Issuance of common stock and warrants
     (note 7)                                                -            -      1,365,000           14      1,380,000         173

  Issuance of unregistered common stock in
     exchange for services (note 7)                          -            -         44,445            -              -           -

  Conversion of Convertible Subordinated
     Debentures (note 5)                                     -            -      2,380,000           24              -           -

  Conversion of preferred stock (note 7)            (3,661,200)         (37)     1,491,008           15              -           -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                             -            -              -            -              -           -

  Preferred stock dividends paid                             -            -              -            -              -           -

  Net loss                                                   -            -              -            -              -           -
                                                  -------------    ---------   ------------    ---------   ------------   ---------

Balance at January 30, 1999                                  -            -      7,230,877           72      1,380,000         173

  Issuance of Series A redeemable common stock
     purchase warrants (note 5)                              -            -              -            -        462,840          58

  Issuance of 8% convertible preferred stock
     and common stock purchase warrants (note 7)       416,667        2,500              -            -              -           -

  Preferred stock dividends paid                             -            -              -            -              -           -

  Net loss                                                   -            -              -            -              -           -
                                                  -------------    ---------   ------------    ---------   ------------   ---------

Balance at January 29, 2000                            416,667     $  2,500      7,230,877     $     72      1,842,840    $    231
                                                  =============    =========   ============    =========   ============   =========

See accompanying notes to consolidated financial statements.

                                                          Series B           Additional
                                                   redeemable common stock     common
                                                      purchase warrants        stock        Additional   Preferred
                                                  ------------------------    purchase       paid-in       stock       Accumulated
                                                    Shares        Amount      warrants       capital      discount       deficit
                                                  ------------   ---------   -----------   -----------   ----------   -------------
Balance at January 26, 1997                                 -    $      -    $        -    $    3,276    $       -    $     (7,538)

  Issuance of common stock (note 7)                         -           -             -            30            -               -

  Acquisition of 3,297 shares of common stock
     (note 7)                                               -           -             -             -            -               -

  Issuance of preferred stock (note 7)                      -           -             -         1,147            -               -

  Recognition of Convertible Subordinated
     Debenture beneficial conversion feature
     (note 5)                                               -           -             -         2,380            -               -

  Recognition of preferred stock beneficial
     conversion feature (note 7)                            -           -             -           824         (824)              -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                            -           -             -             -          150            (150)

  Preferred stock dividends paid                            -           -             -             -            -             (67)

  Net loss                                                  -           -             -             -            -          (5,436)
                                                  ------------   ---------   -----------   -----------   ----------   -------------


Balance at January 31, 1998                                 -           -             -         7,657         (674)        (13,191)

  Issuance of common stock and warrants
     (note 7)                                       1,380,000          86             -         5,310            -               -

  Issuance of unregistered common stock in
     exchange for services (note 7)                         -           -             -           200            -               -

  Conversion of Convertible Subordinated
     Debentures (note 5)                                    -           -             -         9,053            -               -

  Conversion of preferred stock (note 7)                    -           -             -            22            -               -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                            -           -             -             -          674            (674)

  Preferred stock dividends paid                            -           -             -             -            -             (18)

  Net loss                                                  -           -             -             -            -          (3,713)
                                                  ------------   ---------   -----------   -----------   ----------   -------------

Balance at January 30, 1999                         1,380,000          86             -        22,242            -         (17,596)

  Issuance of Series A redeemable common stock
     purchase warrants (note 5)                             -           -             -             -            -               -

  Issuance of 8% convertible preferred stock
     and common stock purchase warrants (note 7)            -           -            60          (288)           -               -

  Preferred stock dividends paid                            -           -             -             -            -             (83)

  Net loss                                                  -           -             -             -            -          (3,276)
                                                  ------------   ---------   -----------   -----------   ----------   -------------

Balance at January 29, 2000                         1,380,000  $       86  $         60  $     21,954  $         -  $      (20,955)
                                                  ============   =========   ===========   ===========   ==========   =============




                                                                    Total
                                                                stockholders'
                                                     Treasury      equity
                                                      stock       (deficit)
                                                   ----------   -------------
Balance at January 26, 1997                        $     (65)   $     (4,278)

  Issuance of common stock (note 7)                        -              31

  Acquisition of 3,297 shares of common stock
     (note 7)                                             (5)             (5)

  Issuance of preferred stock (note 7)                     -           1,153

  Recognition of Convertible Subordinated
     Debenture beneficial conversion feature
     (note 5)                                              -           2,380

  Recognition of preferred stock beneficial
     conversion feature (note 7)                           -               -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                           -               -

  Preferred stock dividends paid                           -             (67)

  Net loss                                                 -          (5,436)
                                                   ----------   -------------


Balance at January 31, 1998                              (70)         (6,222)

  Issuance of common stock and warrants
     (note 7)                                              -           5,583

  Issuance of unregistered common stock in
     exchange for services (note 7)                        -             200

  Conversion of Convertible Subordinated
     Debentures (note 5)                                   -           9,077

  Conversion of preferred stock (note 7)                   -               -

  Amortization of preferred stock beneficial
     conversion feature (note 7)                           -               -

  Preferred stock dividends paid                           -             (18)

  Net loss                                                 -          (3,713)
                                                   ----------   -------------

Balance at January 30, 1999                              (70)          4,907

  Issuance of Series A redeemable common stock
     purchase warrants (note 5)                            -              58

  Issuance of 8% convertible preferred stock
     and common stock purchase warrants (note 7)           -           2,272

  Preferred stock dividends paid                           -             (83)

  Net loss                                                 -          (3,276)
                                                   ----------   -------------

Balance at January 29, 2000                        $     (70)   $      3,878
                                                   ==========   =============

                         PAWNMART, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In Thousands)


                                                                              Year Ended         Year Ended       Year Ended
                                                                              January 29,       January 30,       January 31,
                                                                                 2000               1999             1998
                                                                                 ----               ----             ----
  Cash flows from operating activities:
     Net loss                                                              $     (3,276)     $       (3,713)    $    (5,436)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               805                 618             504
        Amortization of debt issuance costs                                         196                 124             271
        Amortization of debt discount                                                 7                 495           1,885
        Common and preferred stock issued for services                                -                 200              34
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Accounts receivable                                                     (120)                (28)             (9)
           Pawn service charges receivable                                         (264)               (213)             (4)
           Inventories, net                                                      (3,827)               (860)             27
           Prepaid expenses and other current assets                                (44)               (101)            (80)
           Other assets                                                              77                 154            (254)
           Accounts payable                                                        (253)                119              73
           Accrued liabilities                                                      300                 (67)           (319)
                                                                           -------------     ---------------    ------------
              Net cash used in operating activities                              (6,399)             (3,272)         (3,308)
                                                                           -------------     ---------------    ------------

  Cash flows from investing activities, net of effect of acquisitions:
     Net increase in loans                                                       (2,101)             (1,916)           (193)
     Purchases of property and equipment                                         (1,765)             (1,917)           (197)
     Acquisitions of existing operations                                         (1,208)               (513)              -
                                                                           -------------     ---------------    ------------
              Net cash used in investing activities                              (5,074)             (4,346)           (390)
                                                                           -------------     ---------------    ------------

  Cash flows from financing activities:
     Proceeds from issuance of notes payable                                     19,427               6,352           3,172
     Principal payments on notes payable                                         (8,542)             (3,993)           (174)
     Net proceeds from issuance of common stock and warrants                          -               5,583               3
     Purchase of treasury stock                                                       -                   -              (5)
     Payment of debt issuance costs                                              (1,104)               (159)           (261)
     Net proceeds from issuance of preferred stock                                2,272                   -           1,148
     Preferred stock dividends paid                                                 (83)                (18)            (67)
     Decrease in bank overdraft                                                       -                   -            (110)
                                                                           -------------     ---------------    ------------
              Net cash provided by financing activities                          11,970               7,765           3,706
                                                                           -------------     ---------------    ------------

  Net increase in cash and cash equivalents                                         497                 147               8
  Cash and cash equivalents at beginning of year                                    298                 151             143
                                                                           -------------     ---------------    ------------
  Cash and cash equivalents at end of year                                 $        795      $          298     $       151
                                                                           =============     ===============    ============

  Supplemental disclosures of cash flow information -
     Cash paid for interest                                                $      1,051      $          483     $     1,565
                                                                           =============     ===============    ============








See Consolidated Statement of Stockholders' Equity (Deficit) and notes 3, 5 and 7 for noncash investing and financing activities.

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

             January 29, 2000, January 30, 1999 and January 31, 1998


(1)    ORGANIZATION AND BUSINESS

       PawnMart, Inc. (the "Company"), was incorporated in Delaware on January
           13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer. As of January 29, 2000, the Company owned and operated 46 stores located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Texas.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BASIS OF PRESENTATION AND FISCAL YEARS

              The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              The Company's fiscal year ends on the Saturday nearest January 31.
                  Accordingly, the fiscal years ended January 29, 2000 and January 30, 1999 consist of 52 weeks and the fiscal year ended January 31, 1998 consists of 53 weeks.

       (b)    CASH AND CASH EQUIVALENTS

              The Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents.

       (c)    LOANS AND INCOME RECOGNITION

              Pawn loans (loans) are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

              Pawn service charges receivable represent an amount equivalent to one month's earned pawn service charges, net of an allowance for pawn service charges deemed uncollectible, based on the Company's historical loan redemption rate.

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (d)    INVENTORIES

              Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. Inventories from forfeited loans are recorded at the principal amount advanced on the related collateral, exclusive of any uncollected pawn service charges. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $176,000 and $99,000 at January 29, 2000 and January 30, 1999, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

              The Company provides an allowance for shrinkage and valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled approximately $294,000 and $141,000 at January 29, 2000 and January 30, 1999, respectively. Additions to inventory allowances recorded as cost of goods sold totaled approximately $389,000, $108,000, and $170,000 and deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $236,000, $127,000, and $94,000 during the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

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

       (f)    GOODWILL

              Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally ten years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (g)    INCOME TAXES

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

       (h)    ADVERTISING COSTS

              Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $170,000, $395,000 and $163,000 for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

       (i)    FAIR VALUES OF FINANCIAL INSTRUMENTS

              Pawnloans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The fair values of the Company's remaining long-term notes payable instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms and risks. Management believes that the carrying values of those instruments approximate their fair value. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments.

       (j)    STOCK BASED COMPENSATION

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

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (k)    NET LOSS PER COMMON SHARE

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

              The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the years ended January 29, 2000, January 30, 1999 and January 31, 1998. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the years ended January 30, 1999 and January 31, 1998, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.


                                                                         Year Ended      Year Ended      Year Ended
                                                                        January 29,     January 30,      January 31,
                                                                            2000            1999            1998
                                                                            ----            ----            ----
             Weighted average shares - basic                                7,209           6,506           1,878
             Shares attributable to stock options, warrants and
               convertible securities                                           -             510           3,628
                                                                        ------------    ------------    -------------
             Weighted average shares - diluted                              7,209           7,016           5,506
                                                                        ============    ============    =============

       (l)    SEGMENT INFORMATION

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

       (m)    RECLASSIFICATIONS

              Certain amounts in the fiscal years ended January 31, 1998 and
                  January 30, 1999 have been reclassified to conform with the presentation of amounts in the fiscal year ended January 29, 2000.

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (n)    LIQUIDITY

              The Company's operations and expansion over the past three years have been primarily funded by the net proceeds from the Company's initial public offering and issuance of preferred stock (see note 7) and borrowings under its Credit Facility and 2004 Notes (see note 5). The Company believes that cash flows generated from its established stores, borrowings under the Credit Facility, additional proceeds from the offering of the 2004 Notes, and future debt or equity offerings will enable the Company to meet its obligations during the fiscal year ending January 27, 2001. In the event these sources of cash are not sufficient to meet its obligations, the Company could increase its cash flow by modifying its operational practices or by significantly reducing or suspending its planned expansion. No assurance can be made that these sources of cash will be sufficient to meet the Company's working capital requirements and planned expansion needs in the future.

(3)    BUSINESS ACQUISITIONS

       During the fiscal year ended January 29, 2000, the Company acquired the assets of six pawnshops in purchase transactions for an aggregate cash purchase price of $1,208,000. During the fiscal year ended January 30, 1999, the Company acquired the assets of three pawnshops in purchase transactions for an aggregate cash purchase price of $513,000. The acquisitions were substantially financed with borrowings under the Company's line of credit facility and with net proceeds from the issuance of long-term notes payable. The purchase price for acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding pawn loan and service charge receivable balances, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

       All purchase transactions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill, net of accumulated amortization, resulting from acquisitions totaled $530,000 and $156,000 at January 29, 2000 and January 30, 1999, respectively. The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at January 29, 2000 and January 30, 1999 (in thousands):


                                                                                   January 29,        January 30,
                                                                                      2000               1999
                                                                                      ----               ----
          Automobiles                                                           $         167      $       130
          Furniture and equipment                                                       3,716            2,481
          Leasehold improvements                                                        2,110            1,506
                                                                                 ---------------    ---------------
                                                                                        5,993            4,117

          Less accumulated depreciation and amortization                               (2,646)          (1,885)
                                                                                 ---------------   ---------------
                                                                                $       3,347      $     2,232
                                                                                 ===============    ===============

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




 (5)   NOTES PAYABLE

       Notes payable consist of the following at January 29, 2000 and January 30, 1999 (in thousands):


                                                                                   January 29,        January 30,
                                                                                       2000              1999
                                                                                       ----              ----
          Revolving line of credit with a bank, bearing interest at prime plus
             0.75 basis points (9.25% at January 29, 2000) payable monthly, to mature on October 13, 2001, secured by
             substantially all of the Company's assets                           $      8,260      $       4,840

          Unsecured subordinated notes payable to individuals, bearing
             interest at 12% payable monthly, to mature on December 31,                 7,714                  -
             2004

          Revolving line of credit with a trust, bearing interest at 12% payable monthly, to mature on November 19, 1999, secured by all of
             the Company's treasury stock                                                   -                250

          Other unsecured notes payable                                                    93                 92
                                                                                 -------------     --------------
                                                                                       16,067              5,182
                Less:       Unamortized debt discount                                     (51)                 -
                            Current portion                                               (93)              (342)
                                                                                 -------------     --------------
                                                                                 $     15,923      $       4,840
                                                                                 =============     ==============

       In October 1998, the Company entered into a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At January 29, 2000, $8,260,000 was outstanding under the Credit Facility and an additional $1,020,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.25% at January 29, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of January 29, 2000. The terms of the Credit Facility also required the Company to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the total commitment. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

       On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The terms of the 2004 Notes contain certain covenants which limit (i) the payment of cash dividends on capital stock, (ii) the purchase, redemption or retirement of capital stock, (iii) the amount of transactions with affiliates, and (iv) the sales of assets. The Company was in compliance with these requirements and covenants as of January 29, 2000. The Company had issued a total of $7,714,000 of the 2004 Notes as of January 29, 2000.

                                                                     (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(5)   NOTES PAYABLE, CONTINUED

      In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A redeemable common stock purchase warrants ("Series A Warrants") to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of January 29, 2000, 462,840 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $58,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

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

      On October 30, 1997, the holders of the Debentures amended the conversion price related to the automatic conversion of the convertible subordinated debentures in the event of an initial public offering to be the lower of $9.10 principal amount per share or 80 percent of the initial public offering stock price. The value of the resulting beneficial conversion feature was recognized by the Company as additional financing costs by recording $2,380,000 in debt discount and additional paid-in-capital. Amortization expense related to the beneficial conversion feature totaled $495,000 and $1,885,000 for the fiscal years ended January 30, 1999 and January 31, 1998, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

      In connection with the sale of the Debentures, the Company issued warrants to purchase 192,688 shares of the Company's common stock to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.

      In connection with obtaining financing, the Company incurs origination and commitment fees. Such amounts are capitalized and are being amortized on a straight-line basis through the respective maturity date of each obligation. Amortization expense related to debt issuance costs was $196,000, $124,000 and $271,000 for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

      The aggregate maturities of long-term notes payable for each of the five years subsequent to January 29, 2000 are as follows:

                                                                  Maturities of
                                   Fiscal Years                     Long-Term
                                  Ending January,                 Notes Payable
                                  ---------------                 -------------

                                       2001                      $        93
                                       2002                            8,260
                                       2003                                -
                                       2004                                -
                                       2005                            7,714
                                                                  -------------
                                       Total                     $    16,067
                                                                  =============

                                      35                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



 (6)  INCOME TAXES

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2000 and January 30, 1999 are presented below (in thousands):

                                                                       January 29,        January 30,
                                                                           2000              1999
                                                                           ----              ----
        Deferred tax assets:
           Net operating loss carryforwards                          $     5,757       $     4,622
           Property and equipment                                            248               245
           Inventories                                                       109                52
           Goodwill and other intangible assets                               51                70
                                                                      --------------    ---------------
                    Total gross deferred tax assets                        6,165             4,989
                    Less valuation allowance                              (6,165)           (4,989)
                                                                      --------------    ---------------
                       Net deferred tax assets                                 -                 -
                                                                      --------------    ---------------
                    Total deferred tax liabilities                             -                 -
                                                                      --------------    ---------------
                       Net deferred tax assets                       $         -       $         -
                                                                      ==============    ===============

      At January 29, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $15,571,000 which are available to offset future federal taxable income, if any, through 2020. Deferred tax valuation allowances of $6,165,000 and $4,989,000 offset deferred tax assets at January 29, 2000 and January 30, 1999, respectively, based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(7)   EQUITY

      On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital in the accompanying consolidated balance sheet at January 29, 2000.


                                      36                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(7)   EQUITY, CONTINUED

      On March 20, 1998, the Company completed an initial public offering of 1,200,000 shares of common stock, 1,380,000 Series A Warrants, and 1,380,000 Series B redeemable common stock purchase warrants ("Series B Warrants"), and, on April 17, 1998, the Company sold an additional 165,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000.

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

      In connection with the completion of the Company's initial public offering, 3,661,200 outstanding shares of the Company's preferred stock, par value $.01 per share, were automatically converted into an aggregate of 1,482,766 outstanding shares of common stock and the Company's preferred stock treasury shares converted into 8,242 shares of common treasury shares.

      On May 1, 1998, the Company issued 44,445 shares of unregistered common stock to a corporation in exchange for professional services associated with marketing and new store site selection analysis. In connection with such issuance, the Company has recorded $200,000 in corporate administrative expenses during the fiscal year ended January 30, 1999.

      On January 23, 1998, the Company's common and preferred stockholders approved an amendment to the Company's certificate of incorporation changing the automatic conversion price of the Company's preferred stock, par value $.01 per share, to be equal to the lower of the conversion price in effect at the time of an initial public offering or 80 percent of the initial public offering stock price. The value of the resulting beneficial conversion feature was recognized as a return to the preferred shareholders by recording $824,000 in preferred stock discounts and additional paid-in capital. During the fiscal years ended January 30, 1999 and January 31, 1998, the Company recorded $674,000 and $150,000 in preferred stock dividends, respectively, resulting from the amortization of the preferred stock beneficial conversion feature.

       As a result of the private placement of preferred stock, par value $.01 per share, the Company currently has outstanding warrants to purchase 26,659 shares of the Company's common stock which were issued to participating NASD Broker-Dealers. The warrants have an exercise price of $5.50 per share and are exercisable through January 2, 2002.


                                      37                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(7)   EQUITY, CONTINUED

      During the fiscal year ended January 31, 1998, the Company was a party to the following common stock and preferred stock transactions:

         - Issued 542,500 shares of preferred stock, par value $.01 per share, for $2.00 per share and 824 shares of common stock to an employee for $3.03 per share;

         - Issued 104,602 shares of common stock and 2,500 shares of preferred stock, par value $.01 per share, to certain officers, employees and other individuals in exchange for various services rendered on behalf of the Company and recorded corporate administrative expenses totaling $33,550 related to such issuances;

         - Acquired 3,297 shares of common stock from a former officer at a price of $1.52 per share; and

         - Issued 27,180 shares of preferred stock, par value $.01 per share, in connection with a former employee stock purchase plan and recorded corporate administrative expenses totaling $19,000 related to such issuances.

      During the fiscal year ended January 31, 1998, the Company adopted (i) a reverse stock split of its issued and outstanding shares of common stock on a basis of one new share for each two shares then currently outstanding and (ii) an additional reverse stock split of its issued and outstanding shares of common stock on a basis of one new share for each 1.5163715 shares then currently outstanding. The effect of the reverse stock splits have been accounted for retroactively to January 26, 1997 in the accompanying consolidated financial statements and, accordingly, all applicable share and per share amounts have been restated to reflect these reverse stock splits.

(8)   STOCK OPTIONS

      During the fiscal year ended January 31, 1998, the Board of Directors and stockholders adopted the 1997 PawnMart, Inc. Employee Stock Option Plan (the "Employee Option Plan") and the 1997 PawnMart, Inc. Director Stock Option Plan (the "Directors' Option Plan"). The number of shares reserved for issuance under the Employee Option Plan and Directors' Option Plan is 1,000,000 and 263,788 shares, respectively.

      Options granted pursuant to the Employee Option Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. All options granted are exercisable on such dates as specified by the Compensation and Human Resources Committee of the Board of Directors. Options granted under the Employee Option Plan are required to have an exercise price equal to or greater than the closing price of common stock on the date of grant. The stock options granted have contractual terms of ten years and generally vest ratably over a three to five year period beginning on the first anniversary of the date of grant. During the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, the Company granted 101,000, 622,500 and 306,389 stock options, respectively, under the Employee Option Plan with exercise prices ranging from $3.00 to $4.25.



                                      38                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(8)   STOCK OPTIONS, CONTINUED

      Under the Directors' Option Plan, stock options will be granted to any director who is not an employee of the Company and is not a holder of more than 5% of the outstanding shares of common stock. Newly appointed eligible directors will automatically receive an initial grant of options to purchase 25,000 shares of common stock. All eligible directors will receive annual grants of options to purchase the lessor of 20,000 shares of common stock or $200,000 in market value of underlying common stock. Options granted under the Directors' Option Plan are required to have an exercise price equal to or greater than the closing price of common stock on the date of grant. The options will be immediately exercisable and will have a contractual term of ten years from the date of grant. The Company granted 100,000 and 125,000 stock options under the Directors' Option Plan during the fiscal years ended January 29, 2000 and January 30, 1999, respectively, with exercise prices ranging from $3.25 to $4.44.

      The following table summarizes stock option activity from January 26, 1997 through January 29, 2000.

                                                                                                  Exercisable
                                                                                        ------------------------------
                                            Employee        Directors'     Weighted                        Weighted
                                             Option          Option        Average                         Average
                                              Plan            Plan      Exercise Price     Number      Exercise Price
                                              ----            ----      --------------     ------      --------------

          Balance at January 26, 1997             -                -            -               -               -

            Granted                         306,389                -        $3.79
                                          -----------     ------------

          Balance at January 31, 1998       306,389                -        $3.79          32,973           $3.79

            Granted                         622,500          125,000        $4.04
            Cancelled                       (60,466)               -        $3.93
                                          -----------     ------------
          Balance at January 30, 1999       868,423          125,000        $3.97         268,584           $4.03
            Granted                         101,000          100,000        $3.22
            Cancelled                       (37,981)               -        $4.18
                                          -----------     ------------
          Balance at January 29, 2000       931,442          225,000        $3.84         572,928           $3.82
                                          ===========     ============

      The following table summarizes total stock options outstanding under the Employee Option Plan and Directors' Option Plan as of January 29, 2000:

                                                                 Weighted
                                                                  Average
                                               Total             Remaining           Currently
                 Exercise Price               Options              Life             Exercisable
                 --------------               -------              ----             -----------

                     $3.00                     147,500               8.7                56,225
                     $3.25                     176,000               9.4               100,000
                     $3.79                     263,692               7.7               174,319
                     $4.00                      10,000               8.4                10,000
                     $4.25                     534,250               8.4               207,384
                     $4.44                      25,000               8.2                25,000
                                           --------------                         ----------------
                                             1,156,442                                 572,928
                                           ==============                         ================

                                      39                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements



(8)   STOCK OPTIONS, CONTINUED

      The Company applies the intrinsic value method of accounting for its option issuances. Accordingly, no compensation expense has been recognized for its employee stock option grants. If the Company had adopted the fair value based method prescribed by the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and determined compensation cost based on the fair value at the grant dates of such options, the Company's net loss would have been increased on a pro forma basis by approximately $313,000, $346,000 and $52,000 during the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Pro forma basic loss per common share and diluted loss per common share would have been increased by $0.04 per share, $0.05 per share and $0.03 per share during the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The effects of applying the fair value based method of accounting in the pro forma amounts above are not indicative of future effects.

      The weighted average grant-date fair value of options issued during the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 was $0.91, $1.36 and $0.85, respectively, which was calculated in accordance with the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                          Year Ended       Year Ended      Year Ended
                                                                          January 29,     January 30,     January 31,
                                                                             2000             1999            1998
                                                                             ----             ----            ----
           Expected term (years)                                              3.01             3.77           3.29
           Risk-free interest rate                                            5.20%            5.04%          5.61%
           Expected volatility                                               37.07%           45.15%          0.10%
           Expected dividend yield                                            0.00%            0.00%          0.00%

(9)   COMMITMENTS AND CONTINGENCIES

      The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases, including leases with a related party, was approximately $1,918,000, $1,339,000 and $1,112,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

      Future minimum lease payments under noncancelable operating leases as of January 29, 2000 are (in thousands):

                    Fiscal years ending                    Related
                          January                           Party         Other             Total
                          -------                           -----         -----             -----
                           2001                         $       58    $   2,083        $    2,141
                           2002                                 58        1,719             1,777
                           2003                                 60        1,631             1,691
                           2004                                 61        1,380             1,441
                           2005                                 10          604               614
                        Thereafter                               -          663               663
                                                         ----------    ------------     ------------
                 Total minimum
                       lease payments                   $       247   $   8,080        $    8,327
                                                         ==========    ============     ============

                                      40                          (Continued)

                         PAWNMART, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements




(9)   COMMITMENTS AND CONTINGENCIES, CONTINUED

      The Company leases its Weatherford, Texas pawnshop from a joint venture owned by certain stockholders of the Company. Rent expense related to this lease totaled $56,000 during the fiscal year ended January 29, 2000 and $48,000 during each of the fiscal years ended January 30, 1999 and January 31, 1998.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

SUPPLEMENTARY DATA

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                           First        Second         Third        Fourth
                                                          Quarter       Quarter       Quarter       Quarter
                                                          -------       -------       -------       -------
        (In Thousands, Except Per Share Data)

        Fiscal 1999:
             Total revenue                              $    4,347    $    4,774    $    5,227    $    6,554
             Gross profit                                    2,296         2,442         2,616         2,716
             Net loss to common shareholders                  (542)         (774)         (881)       (1,162)
             Net loss per share                              (0.08)        (0.11)        (0.12)        (0.16)
             Weighted average shares                         7,209         7,209         7,209         7,209

       Fiscal 1998:
             Total revenue                              $    2,650    $    2,499    $    2,906    $    3,880
             Gross profit                                    1,430         1,374         1,497         2,000
             Net loss to common shareholders                (2,011)         (711)         (806)         (877)
             Net loss per share                              (0.63)        (0.10)        (0.11)        (0.12)
             Weighted average shares                         3,215         7,209         7,209         7,209


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended January 29, 2000.

                                    PART III

     In accordance with General Instruction G(3), a presentation of information in response to Items 10, 11, 12, and 13 shall appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the Company's fiscal year end and shall be incorporated herein by reference when filed.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     EXHIBIT
     NUMBER
     ------
       3.1     PawnMart, Inc.'s Restated and Amended Certificate of Incorporation (1)
       3.2     PawnMart, Inc.'s Second Amended and Restated Bylaws (1)
       4.1     Specimen Common Stock Certificate (2)
       4.2     Specimen Series A Warrant Certificate (2)
       4.3     Specimen Series B Warrant Certificate (2)
       4.4     Form of Warrant Agreement, dated as of March 20, 1998 between PawnMart, Inc. and Continental Stock
                   Transfer & Trust Company (2)
       4.5     Form of National Association of Securities Dealers, Inc. broker-dealer warrants (3)
       4.6     Form of Amendment to Warrant Agreement, Dated as of March 20, 1998 Between PawnMart, Inc. and
                   Continental Stock Transfer & Trust Company (6)
       4.7     Indenture, Dated as of March 15, 1999 Between PawnMart, Inc. and Trust Management, Inc., as Trustee,
                   Relating to PawnMart, Inc.'s 12% Subordinated Notes Due 2004 (6)
       4.8     Form of 12% Subordinated Note Due 2004 (included as part of Exhibit 4.7 hereto)
       4.9     Form of Broker-Dealer Selling Agreement (6)
       4.10    Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital,
                   Ltd. and Norwest Bank Texas, N.A. (7)
       4.11    Certificate of Designations of the 8% Convertible Preferred Stock (8)
       4.12    8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between  PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the Constance J. Upchurch  Family
                   Trust Dated 10/14/94 (8)
       4.13    Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L.
                   Upchuch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (8)
       4.14    Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart,  Inc. and
                   Jesse L. Upchuch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (8)
       4.15    Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew
                   Garrett, Inc. (8)
      10.1     Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc. (2)
      10.2     1997 PawnMart, Inc. Employee Stock Option Plan (1)
      10.3     1997 PawnMart, Inc. Director Stock Option Plan (2)
      10.4     Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank (4)
      10.5     Employment Agreement, Dated as of September 8, 1998, Between PawnMart, Inc. and Michael D. Record (5)
      21.1     Subsidiaries of PawnMart, Inc. (9)
      27.1     Financial Data Schedule as of January 29, 2000 (Filed in EDGAR version only) (9)

       ----------------------
      (1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 File No. 333-38597).
      (2) Filed as an Exhibit to the registrant's Registration Statement on Amendment No.2 to Form SB-2, filed on February 9, 1998 (File No. 333-38597).
      (3) Filed as an Exhibit to the registrant's Registration Statement on Amendment No.3 to Form SB-2, filed on March 11, 1998
               (File No. 333-38597).
      (4) Filed as an Exhibit to the registrant's Form 10-QSB for the quarter ended October 31, 1998, filed on December 14, 1998 (File No. 1-13919).
      (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).
      (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No.1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).
      (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No.2 to Form S-1, filed on March 10, 1999
               (File No. 333-70635).
      (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).
      (9)      Filed herewith.

(b)  FINANCIAL STATEMENT SCHEDULES - None

(c) REPORTS ON FORM 8-K - No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended January 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.


By: /s/ CARSON R. THOMPSON          APRIL 19, 2000     By: /s/ THOMAS W. WHITE           APRIL 19, 2000
    ----------------------          --------------         -------------------           --------------
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


SIGNATURE                        TITLE                                       DATE
/s/ CARSON R. THOMPSON           Chief Executive Officer, Director           April 19, 2000
---------------------------      and Chairman of the Board
Carson R. Thompson


/s/ MICHAEL D. RECORD            President                                   April 19, 2000
---------------------------
Michael D. Record


/s/ THOMAS W. WHITE              Senior Vice President and                   April 19, 2000
---------------------------      Chief Financial Officer
Thomas W. White


/s/ RANDALL L. HADEN             Vice President - Information Services       April 19, 2000
---------------------------
Randall L. Haden


/s/ JAMES E. BERK                Director                                    April 19, 2000
---------------------------
James E. Berk


/s/ MONTY R. STANDIFER           Director                                    April 19, 2000
---------------------------
Monty R. Standifer


/s/ MARK E. KANE                 Director                                    April 19, 2000
---------------------------
Mark E. Kane


/s/ ROBERT D. BOURLAND, JR.      Director                                    April 19, 2000
---------------------------
Robert D. Bourland, Jr.


/s/ J. ROGER WILLIAMS            Director                                    April 19, 2000
---------------------------
J. Roger Williams