Form 10-Q
period 2000-04-29
PAWNMART INC
filed 2000-06-13
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended April 29, 2000

   / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________

                           Commission File No. 1-13919

                                 PAWNMART, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            75-2520896
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             6300 RIDGLEA PLACE, SUITE 724, FORT WORTH, TEXAS 76116
                    (Address of principal executive offices)

                                 (817) 569-9305
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock outstanding as of June 12, 2000 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of June 12, 2000 was 1,926,000. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of June 12, 2000 was 1,380,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                 April 29,          January 29,
                                                                                    2000                2000
                                                                                    ----                ----
                                                                                (Unaudited)
                                 ASSETS

Current assets:
   Cash and cash equivalents                                                  $          733     $          795
   Accounts receivable                                                                   145                180
   Pawn service charges receivable                                                       677                710
   Pawn loans                                                                          6,445              6,758
   Inventories, net                                                                    7,453              7,279
   Prepaid expenses and other current assets                                             214                243
                                                                               ----------------   ----------------
            Total current assets                                                      15,667             15,965
                                                                               ----------------   ----------------
Property and equipment, net                                                            3,489              3,347
Debt issuance costs, net                                                               1,057              1,045
Other assets, net                                                                        679                687
                                                                               ----------------   ----------------
            Total assets                                                      $       20,892     $       21,044
                                                                               ================   ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                   $        1,104     $        1,150
   Current installments of notes payable                                                  57                 93
                                                                               ----------------   ----------------
            Total current liabilities                                                  1,161              1,243
                                                                               ----------------   ----------------
Long-term notes payable, net of current installments (note 2)                         17,015             15,923
                                                                               ----------------   ----------------
            Total liabilities                                                         18,176             17,166
                                                                               ----------------   ----------------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                           -                  -
   8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation
     preference $6.00 per share)                                                       2,500              2,500
   Common stock, $.01 par value; authorized 20,000,000 shares;
      7,230,877 shares issued                                                             72                 72
   Series A redeemable common stock purchase warrants, $0.125 par value; 1,885,800 and 1,842,840 warrants issued and outstanding
      at April 29, 2000 and January 29, 2000, respectively (note 2)                      236                231
   Series B redeemable common stock purchase warrants, $0.0625 par
      value; 1,380,000 warrants issued and outstanding                                    86                 86
   Additional common stock purchase warrants                                              60                 60
   Additional paid-in capital                                                         21,954             21,954
   Accumulated deficit                                                               (22,122)           (20,955)
                                                                               ----------------   ----------------
                                                                                       2,786              3,948
   Less treasury stock, at cost; 21,432 common shares                                    (70)               (70)
                                                                               ----------------   ----------------
            Total stockholders' equity                                                 2,716              3,878
                                                                               ----------------   ----------------
            Total liabilities and stockholders' equity                        $       20,892     $       21,044
                                                                               ================   ================

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                         Three Months Ended
                                                        April 29,      May 1,
                                                         2000           1999
                                                         ----           ----
Revenues:
   Merchandise sales                                   $   4,756      $   2,885
   Pawn service charges                                    1,879          1,419
   Other                                                      77             43
                                                         -------        -------
         Total revenues                                    6,712          4,347

Cost of sales                                              3,724          2,051
                                                         -------        -------
         Gross profit                                      2,988          2,296
                                                         -------        -------
Expenses:
   Store operating expenses                                2,506          1,751
   Corporate administrative expenses                         833            688
   Interest expense                                          509            197
   Depreciation and amortization                             257            202
                                                         -------        -------
         Total expenses                                    4,105          2,838
                                                         -------        -------
         Net loss                                         (1,117)          (542)

Preferred stock dividends                                     50             -
                                                         -------        -------
         Net loss to common stockholders               $  (1,167)     $    (542)
                                                         =======        =======
Loss per common share (note 3):
         Basic                                         $   (0.16)     $   (0.08)
                                                         =======        =======
         Diluted                                       $   (0.16)     $   (0.08)
                                                         =======        =======

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                              Three Month Ended
                                                                                              -----------------
                                                                                        April 29,            May 1,
                                                                                          2000               1999
                                                                                          ----               ----
Cash flows from operating activities:
   Net loss                                                                         $          (1,117) $            (542)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                            257                202
         Amortization of debt issuance costs                                                       63                 42
         Amortization of debt discount                                                              3                  -
         Changes in operating assets and liabilities, net of effect of acquisitions:
               Accounts receivable                                                                 35                  2
               Pawn service charges receivable                                                     33                (90)
               Inventories, net                                                                  (174)              (430)
               Prepaid expenses and other current assets                                           29                (11)
               Other assets                                                                        (5)               394
               Accounts payable and accrued liabilities                                           (46)              (418)
                                                                                      -----------------   ----------------
                     Net cash used in operating activities                                       (917)              (851)
                                                                                      -----------------   ----------------
Cash flows from investing activities, net of effect of acquisitions:
   Net decrease (increase) in pawn loans                                                          313               (230)
   Purchases of property and equipment                                                           (386)              (101)
   Acquisitions of existing operations                                                              -               (993)
                                                                                      -----------------   ----------------
                     Net cash used in investing activities                                        (73)            (1,324)
                                                                                      -----------------   ----------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                      3,416              6,076
   Principal payments on notes payable                                                         (2,358)            (2,633)
   Payment of debt issuance costs                                                                 (75)              (542)
   Preferred stock dividends paid                                                                 (50)                 -
                                                                                      -----------------   ----------------
                     Net cash provided by financing activities                                    928              2,901
                                                                                      -----------------   ----------------
Net increase in cash and cash equivalents                                                         (62)               726
Cash and cash equivalents at beginning of period                                                  795                298
                                                                                      -----------------   ----------------
Cash and cash equivalents at end of period                                          $             733  $           1,024
                                                                                      =================   ================
Supplemental disclosures of cash flow information -
   Cash paid for interest                                                           $             434  $             125
                                                                                      =================   ================

NONCASH FINANCING ACTIVITIES:

         During the three months ended April 29, 2000 and May 1, 1999, the Company issued 42,960 and 234,720, respectively, of Series A Warrants in connection with the issuance of the 2004 Notes (see note 2). The Company has recorded a debt discount of $5,370 and $29,340, respectively, representing the value of the underlying Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                         April 29, 2000 and May 1, 1999

                                   (Unaudited)

(1)      BASIS OF PRESENTATION

                  The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended April 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                  The consolidated financial statements include the financial statements of PawnMart, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 29, 2000 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

(2)      NOTES PAYABLE

         REVOLVING CREDIT FACILITY-

                  The Company maintains a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At April 29, 2000, $8,638,000 was outstanding under the Credit Facility and an additional $220,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.75% at April 29, 2000, or
         (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of April 29, 2000. The terms of the Credit Facility also require the Company to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the total commitment. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

         SUBORDINATED DEBT -

                  On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $8,430,000 of the 2004 Notes as of April 29, 2000.

                  In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of April 29, 2000, 505,800 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $63,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

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

                  The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months ended April 29, 2000 and May 1, 1999, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months ended April 29, 2000 and May 1, 1999, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                                                              Three Months Ended
                                                                                          April 29,           May 1,
                                                                                            2000               1999
                                                                                            ----               ----
         Weighted average shares - basic                                                   7,209              7,209
         Shares attributable to stock options, warrants and convertible securities           -                  -
                                                                                      ----------------    --------------
         Weighted average shares - diluted                                                 7,209              7,209
                                                                                       ===============    ==============

(4)      LIQUIDITY

                  The Company's operations and expansion over the past three years have been primarily funded by the net proceeds from the Company's initial public offering and issuance of preferred stock and borrowings under its Credit Facility and 2004 Notes ( see note 2 ). The Company believes that cash flows generated from its established stores, borrowings under the Credit Facility, additional proceeds from the offering of the 2004 Notes, and future debt or equity offerings will enable the Company to meet its obligations during the remainder of the fiscal year ending January 27, 2001. In the event these sources of cash are not sufficient to meet its obligations, the Company could increase its cash flow by modifying its operational practices or by significantly reducing or suspending its planned expansion. No assurance can be made that these sources of cash will be sufficient to meet the Company's working capital requirements and planned expansion needs in the future.

(5)      RECLASSIFICATIONS

                  Certain amounts in the quarter ended May 1, 1999 have been reclassified to conform with the presentation of amounts in the quarter ended April 29, 2000.

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

         IN ADDITION, THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND OTHER FINANCIAL DATA INCLUDED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 2000.

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

         The Company's recently revised expansion strategy is to primarily acquire stores in selected regional and local markets meeting its store size, configuration, and site selection requirements. Additionally, the Company may open a limited number of new stores in areas where desirable acquisitions are not available on satisfactory terms. The Company believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned. The overall rate of store expansion will vary based on the Company's ability to obtain financing to fund such growth, funds generated internally, and the Company's ability to achieve a balance of continued store growth with improving profitability.

         The Company's total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans. During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.

         The Company's total revenues and gross profit dollars have been significantly increased as a result of its rapid store expansion and improvements in the results of operations at its mature stores. Of the 27 stores added during the past two fiscal years, the Company has opened 18 new stores. The Company's store contribution margin, earnings before interest, depreciation, and amortization ("EBITDA"), and overall results of operations have been impacted by the planned start-up losses that result from these new store openings, the corporate administrative expenses necessary to support rapid expansion, and the interest expense associated with funding such expansion. These new stores are expected to have a favorable impact on profitability if they achieve the substantially increased lending and retail sales volumes experienced in the Company's older stores. The Company has also acquired nine existing stores during the last two fiscal years and currently plans to acquire additional stores as part of its store expansion plans during the current fiscal year. The Company has acquired stores in locations meeting its site selection criteria if the total capital expenditures required to acquire the existing store were less than or equal to the total costs to develop a new store and demographic data and due diligence procedures indicated an acceptable growth potential. An acquired store will generally mature faster than a new store due to an established base of customers and the Company's ability to accelerate the maturation of the store's pawn loan balances. The Company's overall profitability and total capital requirements in connection with its continued store expansion plan will be significantly impacted by its ability to acquire existing stores meeting the Company's acquisition criteria. There can be no assurance that future store revenues and store profitability will not vary from historical amounts.

         Operational changes made in September 1998 resulted in an increased emphasis on the Company's lending business, the focus of which was to lend more aggressively and increase store traffic. The implementation of this strategy has resulted in substantial increases in total revenues, gross profit dollars, and store contribution margin. During the three months ended April 29, 2000 (the "Three Month 2000 Period"), the Company's 33 stores open for 12 months or more as of April 29, 2000 ("Comparable Stores") achieved a 27 percent increase in total revenues, an 11 percent increase in gross profit dollars, and a 16 percent increase in store contribution margin. Although the Company has experienced significant improvements in gross profit dollars as a result of the operational changes mentioned above, the Company's realized gross profit margin as a percentage of merchandise sales has been reduced primarily due to the more aggressive loaning philosophy. As a result, the Company's gross profit margin on merchandise sales was 22 percent for the Three Month 2000 Period, down from 29 percent during the comparable period of the prior year.

         Selected elements of the Company's consolidated financial statements are presented below for the Three Month 2000 Period and the three months ended May 1, 1999 (the" Three Month 1999 Period"), respectively. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 29, 2000.

                                                          Three Months Ended
                                                          ------------------
Operating statement items as a percent of              April 29,         May 1,
  total revenues:                                        2000            1999
                                                       ---------         ------
Merchandise sales ..............................          70.9 %          66.4 %
Pawn service charges ...........................          28.0            32.6
Other ..........................................           1.1             1.0
                                                         -----           -----
   Total revenues ..............................         100.0           100.0

Cost of sales ..................................          55.5            47.2
                                                         -----           -----
   Gross profit ................................          44.5            52.8
                                                         -----           -----

Store operating expenses .......................          37.3            40.3
                                                         -----           -----
   Store contribution ..........................           7.2            12.5

Corporate administrative expenses ..............          12.4            15.8
Interest expense ...............................           7.6             4.5
Depreciation and amortization ..................           3.8             4.7
                                                         -----           -----
   Net loss ....................................         (16.7)%         (12.5)%
                                                         =====           =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 29, 2000 COMPARED TO THREE MONTHS ENDED MAY 1, 1999

         Total revenues increased 54.4% to $6,712,000 during the Three Month 2000 Period from $4,347,000 during the Three Month 1999 Period. Total revenues at the Company's Comparable Stores increased 26.8% and contributed $1,155,000 of the increase.

         Merchandise sales increased 64.9% to $4,756,000 during the Three Month 2000 Period from $2,885,000 during the Three Month 1999 Period. Merchandise sales at the Company's Comparable Stores increased 33.4% and contributed $962,000 of the increase. Average inventory per store increased 44.6% to $162,000 at April 29, 2000 from $112,000 at May 1, 1999 primarily due to continued implementation of Company's more aggressive lending operations to provide for the increased levels of merchandise available for sale, and the maturation of new stores added during the past two fiscal years.

         Pawn service charges increased 32.4% to $1,879,000 during the Three Month 2000 Period from $1,419,000 during the Three Month 1999 Period. Pawn service charges at the Company's Comparable Stores increased 12.2% and contributed to $170,000 of the increase. The increased pawn services charges from Comparable Stores resulted primarily from pawn loans increasing 11.6% to $5,388,000 at April 29, 2000 from $4,827,000 at May 1, 1999. In addition to the service charges recorded upon cash payments, the Company records pawn service charges receivable in an amount equivalent to one month's earned pawn service charges, net of an allowance for pawn service charges deemed uncollectible, based on the Company's historical loan redemption rate. The operational changes that began to be implemented in September 1998 resulted in significant loan growth during the Three Month 1999 Period. During the Three Month 2000 Period, the Company's loan balances fluctuated due to normal seasonality and as a result were reduced slightly. As such, the Three Month 1999 Period was favorably impacted by approximately $90,000 in pawn service charges and the Three Month 2000 Period was unfavorably impacted by approximately $30,000 in pawn service charges reductions.

         Gross profit increased 30.1% to $2,988,000 during the Three Month 2000 Period from $2,296,000 during the Three Month 1999 Period. Gross profit at the Company's Comparable Stores increased 10.9% and contributed to $246,000 of the increase. The increase in gross profit at the Comparable Stores is primarily attributable to increased pawn service charges and a slight increase in aggregate gross profit dollars from merchandise sales. The Company's realized gross profit margins as a percent of merchandise sales decreased during the Three Month 2000 Period due to the operational changes that were begun in September 1998. See discussion above under "General." In addition, the Company's gross profit was also negatively impacted during the Three Month 2000 Period due to higher inventory losses than historically realized. The Company's consolidated annualized inventory turnover rate was 2.0 times during the Three Month 2000 Period compared to 2.4 times during Three Month 1999 Period. The decrease is primarily due to a larger base of new stores existing during the Three Month 2000 Period combined with the effects of increased loan activities that have resulted in higher average amounts of merchandise available for sale. On a Comparable Store basis, the Company's annualized inventory turnover rate decreased to 2.0 times during the Three Month 2000 Period from to 3.2 times during the Three Month 1999 Period.

         Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 43.1% to $2,506,000 during the Three Month 2000 Period from $1,751,000 during the Three Month 1999 Period. As a percentage of total revenues, stores operating expenses declined to 37.3% from 40.3% during the prior year period. On a Comparable Store basis, store operating expenses increased $162,000 in the aggregate, but decreased as a percentage of total revenues to 34.5% during the Three Month 2000 Period from 40.0% during the Three Month 1999 Period. The overall decrease in the Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 26.8% increase in Comparable Store revenues.

         Store contribution margin decreased 11.6% to $482,000, or 7.2% of total revenues, during the Three Month 2000 Period compared to $545,000, or 12.5% of total revenues, during the Three Month 1999 Period primarily due to the decrease in gross profit discussed above, the effects on pawn service charge income as a result of the operational changes discussed, and the increased inventory shrinkage. Comparable Store contribution margin increased 15.6% to $623,000, or 11.4% of total revenues, during the Three Month 2000 Period compared to $539,000, or 12.5% of total revenues, during the Three Month 1999 Period. The following table presents an analysis of Comparable Store performance for the Three Month 2000 Period compared to the Three Month 1999 Period.

(In thousands)                                        Three Month      Three Month
                                                      2000 Period      1999 Period
                                                      -----------      -----------
Merchandise sales ............................           $3,839           $2,877
Pawn service charges .........................            1,565            1,395
Other ........................................               62               39
                                                         ------           ------
   Total revenues ............................            5,466            4,311

Cost of sales ................................            2,955            2,046
                                                         ------           ------
   Gross profit ..............................            2,511            2,265

Store operating expenses .....................            1,888            1,726
                                                         ------           ------
   Store contribution margin .................           $  623           $  539
                                                         ======           ======

         Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters and the field supervision cost of the district managers, store audit team members, other administrative personnel. Corporate administrative expenses increased 21.1% to $833,000 during the Three Month 2000 Period from $688,000 during the Three Month 1999 Period primarily due to increased corporate personnel costs. However, the Company's corporate administrative expenses have reduced as a percentage of total revenues during the Three Month 2000 Period to 12.4% of total revenues from 15.8% during the Three Month 1999 Period as a result of the larger number of stores in operation.

         EBITDA losses increased to $351,000 during the Three Month 2000 Period from an EBITDA loss of $143,000 during the Three Month 1999 Period. The larger loss primarily results from lower gross profit due to increased inventory shrinkage and the effects on pawn service charges discussed above.

         Interest expense increased to $509,000 during the Three Month 2000 Period from $197,000 during the Three Month 1999 Period. The increase is attributable to increased borrowings under the Company's Credit Facility, the issuance of the Company's 2004 Notes, and other short-term borrowings which have been utilized to fund continued store expansion.

         The Three Month 2000 Period included $50,000 in preferred stock dividends related to the Company's issuance of $2.5 million of 8% Convertible Preferred Stock on September 1, 1999.

         Net loss to common stockholders during the Three Month 2000 Period was $1,167,000, or $0.16 per basic and diluted share, compared to $542,000, or $0.08 per basic and diluted share, during the Three Month 1999 Period.

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

         On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank. At April 29, 2000, $8,638,000 was outstanding under the Credit Facility and an additional $220,000 was available to the

Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 9.75% at April 29, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2001. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of April 29, 2000. The terms of the Credit Facility also required the Company to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the total commitment. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

         On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of 12% Subordinated Notes due December 31, 2004. The 2004 Notes are being offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $8,430,000 of the 2004 Notes as of April 29, 2000.

         On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share ("Preferred Stock"), resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital.

         During the Three Month 1999 Period, the Company acquired the assets of four pawnshops in purchase transactions for an aggregate cash purchase price of $993,000. The acquisitions were substantially financed with borrowings under the Company's Credit Facility and with net proceeds from the issuance of the 2004 Notes. The purchase price for acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding pawn loan and service charge receivable balances, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

         At April 29, 2000, the Company's primary sources of liquidity were $733,000 in cash and cash equivalents, $220,000 of available and unused funds under the Company's Credit Facility, $677,000 in pawn service charges receivable, $6,445,000 in pawn loans outstanding, and $7,453,000 in inventories. The Company had a current ratio of approximately 13.5 to 1.0 and
12.8 to 1.0 at April 29, 2000 and January 29, 2000, respectively. Net cash used in operating activities was $917,000 during the Three Month 2000 Period and $851,000 during the Three Month 1999 Period.

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

         In addition to factors noted below under "Factors That Could Affect Future Performance," the Company's store expansion during the next fiscal year will largely be dependent upon the Company's ability to obtain additional debt or equity financing, the amount of additional 2004 Notes sold, and the Company's ability to utilize its remaining borrowing base under its Credit Facility. In the event the Company is unable to sell the maximum subscription of the 2004 Notes or additional financing alternatives are not obtained, its operational strategies could be modified and its planned expansion schedule is likely to be significantly reduced or suspended. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes or obtain additional financing.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

LACK OF PROFITABILITY, EXPECTED LOSSES DURING ROLL-OUT PHASE

         From its inception on January 13, 1994 through April 29, 2000, the Company has experienced aggregate losses of $21,080,000. Further, a key element of the Company's strategy consists of developing multiple stores meeting the Company's required store size, configuration, and site selection requirements in regional and local markets. This strategy is likely to result in continued net losses during the Company's roll-out phase due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, the number of stores acquired, the number of additional new store openings, the maturation of new stores opened during the last two years, and the Company's ability to manage its growth and maintain the quality of its personnel, and the ability of the Company to implement its strategic plan.

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT

         At April 29, 2000, the Company had total long-term indebtedness of $17,015,000 which represents borrowings under the Company's Credit Facility and the 2004 Notes. The degree to which the Company is leveraged could have adverse consequences to holders of the debt, including the following: (i) substantial cash flow from the Company's operations will be required for the payment of principal and interest on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, whether for capital expenditures, further development, refinancings or otherwise, may be impaired; (iii) the Company may be more leveraged than certain of its competitors, which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage makes it more vulnerable to changes in economic conditions and may limit the Company's ability to withstand competitive pressures and capitalize on significant business opportunities.

         The Company expects to repay its indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, or (iv) the sale of certain assets. The Company will require substantial cash flows to meet its interest payment obligations with respect to its indebtedness. The Company's cash flow is dependent on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Since the Credit Facility bears interest at a floating rate, the Company is sensitive to any increase in prevailing interest rates. If the Company is unable to generate sufficient cash flow from operations to satisfy its interest obligations, the Company may be required to refinance all or a portion of such obligations, sell assets, or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on the Company.

INABILITY TO MEET EXPANSION PLANS

         As of April 29, 2000, the Company has issued approximately $8.4 million of 2004 Notes on a "best efforts" basis. Although the Company is offering up to $10 million in 2004 Notes, there are no assurances that the maximum offering amount will be subscribed. The Company's store expansion during the next fiscal year will largely be dependent upon the Company's ability to obtain additional debt or equity financing, the Company's ability to utilize its remaining borrowing base under its Credit Facility, and to a certain extent sell the remaining amount of the 2004 Notes available. In the event the Company is unable to secure additional financing and sell the maximum subscription of the 2004 Notes, its planned expansion schedule is likely to be significantly reduced or suspended. No assurance can be made that the Company will be able to sell the maximum subscription of 2004 Notes.

LIQUIDITY

         Although the Company has entered into the $10 million Credit Facility, there are no assurances that the Company's cash and cash equivalents on hand and its cash availability will be sufficient to meet the Company's anticipated working capital needs and capital expenditures in the future. To finance future expenditures, the Company will need to issue additional securities or incur additional debt. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance future cash requirements could materially and adversely affect the Company's consolidated operating results and anticipated growth in future periods.

MANAGEMENT OF GROWTH

         The Company plans to expand its business through a continued roll-out of additional stores. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program and will be dependent, in part, upon its ability to secure suitable sites for its new stores, obtain adequate inventory for its new stores, maintain adequate financial controls and reporting systems to manage a larger operation, and to obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

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

RISKS RELATED TO AUTOMOBILE TITLE LOANS

         Alabama, Georgia, and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 7.7 percent and 8.9 percent of the Company's total revenues during the Three Month 2000 Period and the Three Month 1999 Period, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral. In the event of default, the Company contracts to repossess the automobile and, subsequently disposes of the automobile through its retail operations. The Company is exposed to the risk that it is unable to locate the collateral securing forfeited automobile title loans. During the Three Month 2000 Period, the Company wrote off uncollectible title loans for automobiles totaling approximately $61,000, which had not been repossessed at the end of the period. There can be no guarantee that material adverse results from its title loan activities will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

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

ITEM 1.       LEGAL PROCEEDINGS - None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  The Company's Annual Meeting of Stockholders was held on May 23, 2000 in Fort Worth, Texas. Of the 7,677,565 shares outstanding as of the record date, 5,677,565 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the security holders:

         (1) To elect the following to serve as Class III directors for terms expiring in 2003:

                                                Votes For         Votes Abstaining
                                                ---------         ----------------
                  Mark E. Kane                   5,115,747             561,818
                  Monty R. Standifer             5,115,673             561,892

         (2) To amend the 1997 Director Stock Option Plan to ( i ) increase by 200,000 ( from 263,788 to 463,788 ) the number of share of common stock of the Company authorized for issuance thereunder, ( ii ) decrease the per director annual grant of options from the lesser of 15,000 shares or $200,000 in market value of Common Stock, and ( iii ) reduce the initial grant of options to newly appointed eligible directors from 25,000 options to purchase Common Stock to 15,000 options to purchase Common Stock and to prorate the initial grant base upon the portion of the year remaining until the next annual meeting:

                  Votes for: 5,098,055        Votes Against: 333,585
                  Votes abstaining:  245,925

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

                  PawnMart, Inc. and Jesse L. Upchuch, Trustee of Trust C of the
                  Constance J. Upchurch Family Trust Dated 10/14/94 (8)
         4.13 Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of
                  Trust C of the Constance J. Upchurch Family Trust Dated
                  10/14/94 (8)
         4.14 Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchuch, Trustee of
                  Trust C of the Constance J. Upchurch Family Trust Dated
                  10/14/94 (8)
         4.15 Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc. (8)
         10.1     Form of Indemnity Agreement with Officers and Directors of
                  PawnMart, Inc. (2)
         10.2     1997 PawnMart, Inc. Employee Stock Option Plan (1)
         10.3     1997 PawnMart, Inc. Director Stock Option Plan (2)
         10.4     Revolving Credit Agreement Dated October 13, 1998 Between
                  PawnMart, Inc. and Comerica Bank (4)
         10.5     Employment Agreement, Dated as of September 8, 1998, Between
                  PawnMart, Inc. and Michael D. Record (5)
         27.1 Financial Data Schedule as of April 29, 2000 (Filed in EDGAR version only) (9)

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

(b)      REPORTS ON FORM 8-K -

         No reports on Form 8-K were filed by the Company during the quarter ended April 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.

By:  /s/ Carson R. Thompson         June 13, 2000             By: /s/ Monty R. Standifer         June 13, 2000
    -----------------------         -------------                 ----------------------         -------------
Carson R. Thompson                  Date                      Monty R. Standifer                 Date
Chief Executive Officer, Director                             Senior Vice President
and Chairman of the Board                                     Chief Financial Officer