Form 10-Q
period 2000-07-29
PAWNMART INC
filed 2000-09-15
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended July 29, 2000


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

The number of shares of Common Stock outstanding as of September 11, 2000 was 7,209,445. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of September 11, 2000 was 1,974,060. The number of Series B Redeemable Common Stock Purchase Warrants outstanding as of September 11, 2000 was 1,380,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                           July 29,     January 29,
                                                                             2000          2000
                                                                         -----------    -----------
                                                                         (Unaudited)
                              Assets (note 2 )
Current assets:
   Cash and cash equivalents                                               $    737      $    795
   Accounts receivable                                                          140           180
   Pawn service charges receivable                                              710           710
   Loans                                                                      6,759         6,758
   Inventories, net                                                           7,349         7,279
   Prepaid expenses and other current assets                                    191           243
                                                                           --------      --------
            Total current assets                                             15,886        15,965
                                                                           --------      --------

Property and equipment, net                                                   3,244         3,347
Debt issuance costs, net                                                      1,157         1,045
Other assets, net                                                               664           687
                                                                           --------      --------
            Total assets                                                   $ 20,951      $ 21,044
                                                                           ========      ========

                   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                                $  1,332      $  1,150
   Current installments of notes payable                                         --            93
                                                                           --------      --------
            Total current liabilities                                         1,332         1,243
                                                                           --------      --------

Long-term notes payable, net of current installments                         18,089        15,923
                                                                           --------      --------
            Total liabilities                                                19,421        17,166
                                                                           --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                 --            --
   8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation
     preference $6.00 per share)                                              2,500         2,500
   Common stock, $.01 par value; authorized 20,000,000 shares;
     7,230,877 shares issued                                                     72            72
   Series A redeemable common stock purchase warrants, $0.125 par value; 1,920,720 and 1,842,840 warrants issued and outstanding
     at July  29, 2000 and January 29, 2000, respectively                       240           231
   Series B redeemable common stock purchase warrants, $0.0625 par
     value; 1,380,000 warrants issued and outstanding                            86            86
   Additional common stock purchase warrants                                     60            60
   Additional paid-in capital                                                21,954        21,954
   Accumulated deficit                                                      (23,312)      (20,955)
                                                                           --------      --------
                                                                              1,600         3,948
   Less treasury stock, at cost; 21,432 common shares                           (70)          (70)
                                                                           --------      --------
            Total stockholders' equity                                        1,530         3,878
     Contingency  (note 5 )
                                                                           --------      --------
            Total liabilities and stockholders' equity                     $ 20,951      $ 21,044
                                                                           ========      ========


See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)



                                           Three Months Ended          Six Months Ended
                                         ----------------------      ----------------------
                                         July 29,      July 31,      July 29,      July 31,
                                           2000          1999          2000          1999
                                         --------      --------      --------      --------
Revenues:
   Merchandise sales                     $  4,683      $  3,029      $  9,439      $  5,914
   Pawn service charges                     1,868         1,684         3,747         3,103
   Other                                       80            61           157           104
                                         --------      --------      --------      --------
         Total revenues                     6,631         4,774        13,343         9,121

Cost of sales                               3,698         2,332         7,422         4,383
                                         --------      --------      --------      --------
         Gross profit                       2,933         2,442         5,921         4,738
                                         --------      --------      --------      --------

Expenses:
   Store operating expenses                 2,418         1,921         4,924         3,672
   Corporate administrative expenses          806           791         1,639         1,479
   Interest expense                           582           314         1,091           511
   Depreciation and amortization              267           190           524           392
                                         --------      --------      --------      --------
         Total expenses                     4,073         3,216         8,178         6,054
                                         --------      --------      --------      --------

         Net loss                          (1,140)         (774)       (2,257)       (1,316)

Preferred stock dividends                      50            --           100            --
                                         --------      --------      --------      --------
         Net loss to common
           stockholders                  $ (1,190)     $   (774)     $ (2,357)     $ (1,316)
                                         ========      ========      ========      ========

Loss per common share (note 3):
         Basic                           $  (0.17)     $  (0.10)     $  (0.33)     $  (0.18)
                                         ========      ========      ========      ========
         Diluted                         $  (0.17)     $  (0.10)     $  (0.33)     $  (0.18)
                                         ========      ========      ========      ========







See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                            Six Months Ended
                                                                                         ----------------------
                                                                                         July 29,      July 31,
                                                                                           2000          1999
                                                                                         --------      --------
Cash flows from operating activities:
   Net loss                                                                              $ (2,257)     $ (1,316)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        524           392
         Amortization of debt issuance costs                                                   66            92
         Amortization of debt discount                                                          4             2
         Changes in operating assets and liabilities, net of effect of acquisitions:
               Accounts receivable                                                             40           188
               Pawn service charges receivable                                                 --          (260)
               Inventories, net                                                               (70)       (1,833)
               Prepaid expenses and other current assets                                       52           (77)
               Other assets                                                                    (4)          102
               Accounts payable and accrued liabilities                                       182           (60)
                                                                                         --------      --------
                     Net cash used in operating activities                                 (1,463)       (2,770)
                                                                                         --------      --------

Cash flows from investing activities, net of effect of acquisitions:
   Net increase in pawn loans                                                                  (1)       (1,972)
   Purchases of property and equipment                                                       (393)         (508)
     Acquisitions of existing operations                                                       --        (1,068)
                                                                                         --------       --------
                     Net cash used in investing activities                                   (394)       (3,548)
                                                                                         --------       --------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                  7,221        10,696
   Principal payments on notes payable                                                     (5,144)       (3,318)
   Payment of debt issuance costs                                                            (178)         (712)
   Preferred stock dividends paid                                                            (100)           --
                                                                                         --------      --------
                     Net cash provided by financing activities                              1,799         6,666
                                                                                         --------      --------

Net increase (decrease)  in cash and cash equivalents                                         (58)          348
Cash and cash equivalents at beginning of period                                              795           298
                                                                                         --------      --------
Cash and cash equivalents at end of period                                               $    737      $    646
                                                                                         ========      ========

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                                $  1,012      $    350
                                                                                         ========      ========

Noncash Financing Activities:

     During the six months ended July 29, 2000 and July 31, 1999, the Company issued 77,880 and 303,780, respectively, of Series A Warrants in connection with the issuance of the 2004 Notes (see note 2). The Company has recorded a debt discount of $9,700 and $37,000, respectively, representing the value of the underlying Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.



See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                         July 29, 2000 and July 31, 1999

                                   (Unaudited)

(1) Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended July 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2) Notes Payable

     Revolving Credit Facility-

          The Company has a $15,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At July 29, 2000, $8,942,000 was outstanding under the Credit Facility and an additional $109,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 10.25% at July 29, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2002. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements and covenants as of July 29, 2000. The terms of the Credit Facility also require the Company to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the total commitment. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

     Subordinated Debt -

          On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes are being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $9,197,000 of the 2004 Notes as of July 29, 2000. Subsequent to July 29, 2000, the Company sold additional 2004 Notes totaling $728,000 through September 11, 2000.

          In connection with the sale of the 2004 Notes, the Company has agreed to issue Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of July 29, 2000, 540,720 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $66,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

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

          The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months and six months ended July 29, 2000 and July 31, 1999, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months and six months ended July 29, 2000 and July 31, 1999, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                  Three Months Ended   Six Months Ended
                                                  ------------------  ------------------
      (In Thousands)                              July 29,  July 31,  July 29,  July 31,
                                                    2000      1999      2000      1999
                                                  --------  --------  --------  --------
Weighted average shares - basic                    7,209     7,209     7,209     7,209
Shares attributable to stock options, warrants
and convertible securities                            --        --        --        --
                                                   -----     -----     -----     -----
Weighted average shares - diluted                  7,209     7,209     7,209     7,209
                                                   =====     =====     =====     =====


(4) Reclassifications

          Certain amounts in the three months and six months period ended July 31, 1999 have been reclassified to conform with the presentation of amounts in the three months and six months period ended July 29, 2000.


(5) Liquidity

          The Company has suffered recurring losses from operations, negative cash flows and is has been experiencing substantial difficulties in meeting its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management of the Company is addressing this going concern issue and the underlying liquidity problem by aggressively promoting sales of merchandise in its stores and reducing excess inventory. Additionally, various other alternatives are being evaluated, including selling certain stores under a franchise arrangement or to other interested parties. The Company has sold an additional $728,000 of its 2004 Notes since the period ended July 29, 2000, as described above, and believes that the remaining $75,000 available on its 2004 Notes offering will be sold shortly. Additionally, the Company may continue to reduce inventory. The Company has currently ceased the addition of new stores: however, to finance current and future expenditures, the Company will need to issue additional equity securities or incur additional debt. The Company may not be able to obtain the additional required capital on satisfactory terms, if at all.

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

GENERAL

     PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores that advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

     The Company's long-term strategic objective is to implement a roll-out of PAWNMART stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. Prior to March 1998 the Company owned and operated 19 stores. The completion of our initial public offering in March 1998 enabled us to begin the implementation of our business strategy. During the fiscal year ended January 30, 1999 ("Fiscal 1998"), we increased the total stores in operation by 68 percent with the addition of 13 stores, and during the fiscal year ended January 29, 2000 ("Fiscal 1999"), we increased the total stores in operation by 44 percent with the addition of 14 stores for a total of 46 stores in operation at the 1999 fiscal year end. Of the 27 stores added during the past two years, the Company has opened 18 new stores and acquired 9 existing stores. Our expansion during Fiscal 1998 and Fiscal 1999 was funded with proceeds remaining from the initial public offering, borrowings under the Credit Facility, the issuance of the 2004 Notes, and proceeds from the sale of 416,667 shares of 8% Convertible Preferred Stock on September 1, 1999. We have not opened any additional stores during the period ended July 29, 2000.

     The Company's recently revised expansion strategy is to primarily acquire stores in selected regional and local markets meeting its store size, configuration, and site selection requirements. The Company believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing supplies and inventory, administration and marketing by decreasing the overall average cost of such functions per unit owned. The overall rate of store expansion will vary based on the Company's ability to obtain financing to fund such growth, funds generated internally, and the Company's ability to achieve a balance of continued store growth with improving profitability. Although we have currently ceased our store expansion program due to liquidity constraints, we have begun to address the underlying liquidity concerns by aggressively promoting sales of merchandise in our stores and reducing excess inventory through third party sales. Various other alternatives are being evaluated, including selling certain stores under a franchise arrangement or to other interested parties. To finance future expenditures, we will need to issue additional equity securities or incur additional debt. Management believes these actions, if successful, will address the liquidity issues and allow a return toward our long-term strategy.

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

     Operational changes made in September 1998 resulted in an increased emphasis on the Company's lending business, the focus of which was to lend more aggressively and increase store traffic. The implementation of this strategy resulted in substantial increases in pawn service charges and total revenues, gross profit dollars, and store contribution margin, particularly during the first six months of fiscal 1999. Although the Company has experienced significant improvements in aggregate gross profit dollars as a result of the operational changes mentioned above, the Company's realized gross profit as a percentage of merchandise sales has been subsequently reduced as a result of the change in lending philosophy which has resulted in higher costs of merchandise from defaulted pawn loans. As a result, the Company's gross profit as a percentage of merchandise sales was 25.8 and 28.4 percent, respectively, for the three months and six months ended July 29, 2000, down from 31.3 and 32.5 percent, respectively, during the comparable periods of the prior year.

     Selected elements of the Company's unaudited consolidated statements of operations are shown below for the three and six months ended July 29, 2000 and July 31, 1999 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 29, 2000.

                                          Three Months Ended             Six Months Ended
                                        -----------------------     -------------------------
                                        July 29,       July 31,       July 29,       July 31,
                                          2000           1999           2000           1999
                                        --------       --------       --------       --------
Merchandise sales                         70.6%          63.4%          70.7%          64.8%
Pawn service charges                      28.2           35.3           28.1           34.0
Other income                               1.2            1.3            1.2            1.2
                                         -----          -----          -----          -----
     Total revenues                      100.0          100.0          100.0          100.0
Cost of sales                             55.8           48.9           55.6           48.0
                                         -----          -----          -----          -----
     Gross profit                         44.2           51.1           44.4           52.0
Store operating expenses                  36.5           40.2           36.9           40.3
                                         -----          -----          -----          -----
     Store contribution margin             7.7           10.9            7.5           11.7
Corporate administrative expenses         12.2           16.6           12.3           16.2
Interest expense                           8.7            6.5            8.2            5.6
Depreciation and amortization              4.0            4.0            3.9            4.3
                                         -----          -----          -----          -----
     Net loss                            (17.2)%        (16.2)%        (16.9)%        (14.4)%
                                         -----          -----          -----          -----



RESULTS OF OPERATIONS

Three Months Ended July 29, 2000 Compared to Three Months Ended July 31, 1999

     Total revenues increased 38.9% to $6,631,000 during the three months ended July 29, 2000 (the "Three Month 2000 Period") as compared to $4,774,000 during the three months ended July 31, 1999 (the "Three Month 1999 Period"). The overall increase was attributable to a 25% increase in comparable store revenues at the 37 stores open for 12 full months or more as of July 31, 2000 ("Comparable Stores") and revenues from 9 stores added during the 12 months ended July 29, 2000 ("New Stores").

     Merchandise sales increased 54.6% to $4,683,000 during the Three Month 2000 Period from $3,029,000 during the Three Month 1999 Period due to a 32.7% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. Average inventory per store for Comparable Stores increased 27.8% to $156,000 at July 29, 2000 from $122,000 at July 31, 1999.

     Pawn service charges increased 10.9% to $1,868,000 during the Three Month 2000 Period from $1,684,000 during the Three Month 1999 Period due to an increase of 10.0% in pawn service charges from Comparable Stores and pawn service charges from New Stores.

     Gross profit increased 20.1% to $2,933,000 during the Three Month 2000 Period from $2,442,000 during the Three Month 1999 Period primarily due to $432,000 in gross profit generated from New Stores. Gross profit as a percentage of total revenues declined to 44.2% during the Three Month 2000 Period from 51.1% during the Three Month 1999 Period primarily as a result of lower pawn service charges as a percentage of total revenues during the Three Month 2000 Period as pawn loan growth normalized following the substantial growth in pawn loans during the later part of Fiscal 1998 and, in particular, the first half of Fiscal 1999 as discussed above, and to a lesser extent lower gross profit on merchandise sales.

     Store operating expenses increased 25.8% to $2,418,000 during the Three Month 2000 Period from $1,921,000 during the Three Month 1999 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses were 34% of total revenues during the Three Month 2000 Period compared to 41% of total revenues during the Three Month 1999 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to increases in Comparable Store revenues.

     Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) decreased 1.0% to $515,000, or 7.8% of total revenues, during the Three Month 2000 Period compared to $521,000, or 10.9% of total revenues, during the Three Month 1999 Period primarily due to the lower gross profit as a percentage of total revenues discussed above and increased expenses associated with New Stores.

     Corporate administrative expenses increased 1.9% to $806,000 during the Three Month 2000 Period from $791,000 during the Three Month 1999 Period, but were reduced to 12.2% of total revenues during the Three Month 2000 Period from 16.6% of total revenues during the Three Month 1999 Period due to leveraging these costs over the larger base of stores in operation.

     Interest expense increased to $582,000 during the Three Month 2000 Period from $314,000 during the Three Month 1999 Period primarily due to increased borrowings under the Credit Facility and the 2004 Notes.

     Net loss to common stockholders during the Three Month 2000 Period was $1,190,000, or $0.17 per basic and diluted share, compared to $774,000, or $0.10 per basic and diluted share, during the Three Month 1999 Period.

Six Months Ended July 29, 2000 Compared to Six Months Ended July 31, 1999

     Total revenues increased 46.3% to $13,343,000 during the six months ended July 29, 2000 (the "Six Month 2000 Period") as compared to $9,121,000 during the six months ended July 31, 1999 (the "Six Month 1999 Period"). Comparable Stores revenues increased 28% during the Six Month 2000 Period.

     Merchandise sales increased 59.6% to $9,439,000 during the Six Month 2000 Period from $5,914,000 during the Six Month 1999 Period due to a 36.6% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores.

     Pawn service charges increased 20.7% to $3,747,000 during the Six Month 2000 Period from $3,103,000 during the Six Month 1999 Period primarily due to a 16.4% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores.

     Gross profit increased 25.0% to $5,921,000 during the Six Month 2000 Period from $4,738,000 during the Six Month 1999 Period primarily due to a 16.8% increase in gross profit from Comparable Stores and from New Store additions. The increase in aggregate gross profit at Comparable Stores is primarily attributable to increased pawn service charges. Gross profit as a percentage of total revenues decreased to 44.4% during the Six Month 2000 Period from 52.0% during the Six Month 1999 Period primarily as a result of lower pawn service charges as a percentage of total revenues during the Three Month 2000 Period as pawn loan growth normalized following the substantial growth in pawn loans during the first six months of fiscal 1999 noted above, and to a lesser extent lower gross profit on merchandise sales as discussed above.

     Store operating expenses increased 34.1% to $4,924,000 during the Six Month 2000 Period from $3,672,000 during the Six Month 1999 Period primarily due to expenses attributable to New Stores. Store operating expenses decreased as a percentage of total revenues to 36.9% during the Six Month 2000 Period from 40.3% of total revenues during the Six Month 1999 Period primarily due to increases in merchandise sales and pawn service charges in the Comparable Stores.

     Store contribution margin decreased 6.4% to $997,000, or 7.5% of total revenues, during the Six Month 2000 Period compared to $1,066,000, or 11.7% of total revenues, during the Six Month 1999 Period due to the lower gross profit as a percentage of total revenues discussed above and increased expenses associated with New Stores.

     Corporate administrative expenses increased 10.8% to $1,639,000 during the Six Month 2000 Period from $1,479,000 during the Six Month 1999 Period due to increased personnel costs, but were decreased as a percentage of total revenues to 12.3% during the Six Month 2000 Period from 16.2% during the Six Month 1999 Period primarily due to leveraging these costs over the larger base of stores in operation.

     Interest expense increased 113.5% to $1,091,000 during the Six Month 2000 Period from $511,000 during the Six Month 1999 Period as a result of increased borrowings under the Credit Facility and the 2004 Notes to fund store expansion and working capital requirements.

     Net loss to common shareholders during the Six Month 2000 Period was $2,357,000 or $0.33 per basic and diluted share, compared to $1,316,000 or $0.18 per basic and diluted share during the Six Month 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the completion of its initial public offering in March 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. In March 1998, we received net proceeds of approximately $5,583,000 from the completion of our initial public offering. In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 2,380,000 outstanding shares of Common Stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 1,482,766 outstanding shares of Common Stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

     On October 13, 1998, we entered into a $10 million revolving Credit Facility. On June 27, 2000 we revised and extended the Credit Facility and increased the total available credit line from $10 million to $15 million, subject to available borrowing base. At July 29, 2000, $8,942,000 was outstanding under the Credit Facility and an additional $109,000 was available pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 10.25% at July 29, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2002. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all our unencumbered assets. Under the terms of the Credit Facility, we are required to maintain certain financial ratios and comply with certain technical covenants. We were in compliance with these requirements and covenants as of July 29, 2000. We are required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. We are prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

     On March 11, 1999, we commenced a public offering of up to $10 million in principal amount of the 2004 Notes. This is a "best efforts" offering by licensed broker dealers who are members of the National Association of Securities Dealers, Inc. The underwriters are not required to sell any specific number or dollar amount of securities but will use their best efforts to sell the securities offered. Interest on the Notes of 12% is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $9,197,000 of the 2004 Notes as of July 29, 2000. Subsequent to July 29, 2000, the Company sold additional 2004 Notes totaling $728,000 through September 11, 2000.

     On September 1, 1999, we sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share for $2,500,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The 8% Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the 8% Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $6.00 per share. After August 31, 2002, the 8% Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the 8% Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the 8% Preferred Stock, in whole or in part, at 100% of the par value of the 8% Preferred Stock then outstanding. Each share of the 8% Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the 8% Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $5.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $3.60 per share. The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital.

     At July 29, 2000, the Company's primary sources of liquidity were $737,000 in cash and cash equivalents, $710,000 in pawn service charges receivable, $6,759,000 in pawn loans outstanding, $7,349,000 in inventories, and $109,000 of available and unused funds under the Credit Facility. The Company had a current ratio of approximately 12.1 to 1.0 and 12.8 to 1.0 at July 29, 2000 and January 29, 2000, respectively.

     Our store expansion in the future will largely be dependent upon improving our liquidity and raising additional capital through the issuance of equity securities. We do not anticipate expanding the number of stores during the remainder of Fiscal 2000. In the event we are unable to obtain financing alternatives, our operational strategies could be modified and further store expansion is likely to be significantly reduced or suspended. No assurance can be made that we will be able to obtain additional financing.

     Subsequent to the fiscal year ended January 29, 2000, in connection with the filing of Amendment No. 4 to the 12% Subordinated Notes offering on August 18, 2000, a "going concern" explanatory paragraph was added to the independent auditors report on our audit as of January 29, 2000. Such explanatory paragraph indicated that the auditors question our ability to continue operation under the current business conditions given our recurring losses, negative cash flows and the substantial difficulties we have recently experienced in meeting our financial obligations. To address the "going concern" issue and our underlying liquidity difficulties, we have been aggressively promoting the sale of merchandise in our stores and we have been reducing excess inventory through sales to third parties. Since the quarter ended July 29, 2000, we have also sold an additional $728,000 of the 2004 Notes through September 11, 2000 and anticipate that the remaining $75,000 will be sold shortly. We plan to continue reducing certain excess inventories in the near term. We will need to continue to pursue alternative strategies to support our intermediate and long-term liquidity needs. For example, we are currently exploring selling some of our stores under a franchise arrangement. Under such a franchise arrangement, we would sell certain stores to a third party and receive a management fee for continuing to provide management services and operational support. We believe that we will need to raise additional capital in the near future through the issuance of additional equity securities and we are currently in discussions with outside parties concerning an additional equity offering. There can be no assurance that we will be able to institute a franchise program or raise money through the issuance of additional securities. In the event that our liquidity concerns persist, we may need to make further substantial reductions of inventories, which could further harm our future operating results and cash flows. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Factors that could affect future performance" below.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack Of Profitability, Expected Losses During Roll-Out Phase

     From our inception on January 13, 1994, and continuing through July 29, 2000, we have experienced aggregate losses of $22,220,000. A key element of our strategy consists of developing multiple PAWNMART(SM) stores meeting our desired store size, configuration and site selection requirements in regional and local markets. Until we reach a critical mass of mature stores, this strategy is likely to result in continued net losses due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, the number of new stores opened, the number of stores acquired from others, our ability to manage our growth and maintain the quality of our personnel, the ability to manage our debt and our ability to implement our strategic plan.

Substantial Leverage; Ability to Service Debt

     At July 29, 2000, we have debt totaling approximately $18.1 million. The degree to which we are leveraged could have adverse consequences on us, including the following: (i) substantial cash flow from our operations (cash flow is currently negative primarily due to our expansion program and related high degree of leverage) will be required for the payment of principal and interest on our indebtedness and will not be available for other purposes; (ii) our ability to obtain additional financing in the future, whether for capital expenditures, further development, refinancings or otherwise, may be impaired;
(iii) we may be more leveraged than certain of our competitors, which may place us at a competitive disadvantage; and (iv) our high degree of leverage makes us more vulnerable to changes in economic conditions and may limit our ability to withstand competitive pressures and capitalize on significant business opportunities.

     We expect to repay our indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, (iv) proceeds from the exercise, if at all, of the Series A Warrants or (v) the sale of certain assets, including sales of stores and sales associated with a potential franchise program. We will require substantial cash flows to meet our interest payment obligations with respect to our indebtedness. Our cash flow is dependent on our future performance, in particular, our ability to develop positive cash flow, and is subject to financial, economic and other factors, some of which are beyond our control. Because the Credit Facility bears interest at a floating rate, we are sensitive to any increase in prevailing interest rates. We believe that, based upon anticipated levels of operations and the other actions taken by us (See "Liquidity and Capital Resources"), we should be able to meet our debt service obligations when due. If we are unable to generate such cash flow from operations to satisfy our interest obligations, we may be required to refinance all or a portion of such obligations, sell assets or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in the Company's quantitative and qualitative market risk exposure from January 29, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

   Exhibit
   Number

----------

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

      4.9      Form of Broker-Dealer Selling Agreement (6)

      4.10 Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A. (7)

      4.11     Certificate of Designations of the 8% Convertible Preferred Stock
               (8)

      4.12 8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (8)

      4.13 Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94
               (8)

      4.14 Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94
               (8)

      4.15 Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc. (8)

     10.1 Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc. (2)

     10.2      1997 PawnMart, Inc. Employee Stock Option Plan (1)

     10.3      1997 PawnMart, Inc. Director Stock Option Plan (2)

     10.4 Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank (4)

     10.5 Employment Agreement, Dated as of September 8, 1998, Between PawnMart, Inc. and Michael D. Record (5)

     10.6 Form of Severance Agreement, dated June 1, 2000, between the Company and each of Carson Thompson, Mike Record, Monty Standifer, Randy Haden and Mike Musgrove (9)

     27.1 Financial Data Schedule as of July 29, 2000 (Filed in EDGAR version only) (10)


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

     (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

     (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).

     (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

     (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

     (9) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 4 on Form S-1, filed on August 15, 2000.

     (10) Filed herewith.


(b)  REPORTS ON FORM 8-K -

     No reports on Form 8-K were filed by the Company during the quarter ended July 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.


By: /s/ Carson R. Thompson          September 12, 2000        By: /s/ Monty R. Standifer     September 12, 2000
    ----------------------          ------------------            ----------------------     ------------------
Carson R. Thompson                  Date                      Monty R. Standifer             Date
Chief Executive Officer, Director                             Senior Vice President
and Chairman of the Board                                     Chief Financial Officer

                                 EXHIBIT INDEX

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

      4.8      Form of 12% Subordinated Note Due 2004 (included as part of
               Exhibit 4.7 hereto)

      4.9      Form of Broker-Dealer Selling Agreement (6)

      4.10     Form of Subscription Escrow Agreement dated March 15, 1999
               Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank
               Texas, N.A. (7)

      4.11     Certificate of Designations of the 8% Convertible Preferred Stock
               (8)

      4.12 8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J.
               Upchurch Family Trust Dated 10/14/94 (8)

      4.13     Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of
               Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94
               (8)

      4.14     Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of
               Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94
               (8)

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

     10.2      1997 PawnMart, Inc. Employee Stock Option Plan (1)

     10.3      1997 PawnMart, Inc. Director Stock Option Plan (2)

     10.4      Revolving Credit Agreement Dated October 13, 1998 Between
               PawnMart, Inc. and Comerica Bank (4)

     10.5      Employment Agreement, Dated as of September 8, 1998, Between
               PawnMart, Inc. and Michael D. Record (5)

     10.6      Form of Severance Agreement, dated June 1, 2000, between the
               Company and each of Carson Thompson, Mike Record, Monty
               Standifer, Randy Haden and Mike Musgrove (9)

     27.1 Financial Data Schedule as of July 29, 2000 (Filed in EDGAR version only) (10)


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

     (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

     (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).

     (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

     (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

     (9) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 4 on Form S-1, filed on August 15, 2000.

     (10) Filed herewith.