Form 10-Q
period 2000-10-28
PAWNMART INC
filed 2000-12-12
CIK 1048142

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______


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

The number of shares of Common Stock outstanding as of December 4, 2000 was 2,403,148. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of December 4, 2000 was 1,974,060. The number of Series B Redeemable Common Stock Purchase Warrants outstanding as of December 4, 2000 was 1,380,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PAWNMART, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                  October 28,      January 29,
                                                                                     2000             2000
                                                                                 -------------    -------------
                                                                                  (Unaudited)
                                          Assets
Current assets:
   Cash and cash equivalents                                                     $         374    $         795
   Accounts receivable                                                                     146              180
   Pawn service charges receivable                                                         689              710
   Loans                                                                                 6,569            6,758
   Inventories, net                                                                      6,953            7,279
   Prepaid expenses and other current assets                                               207              243
                                                                                 -------------    -------------
            Total current assets                                                        14,938           15,965
                                                                                 -------------    -------------

Property and equipment, net                                                              3,056            3,347
Debt issuance costs, net                                                                 1,120            1,045
Other assets, net                                                                          731              687
                                                                                 -------------    -------------
            Total assets                                                         $      19,845    $      21,044
                                                                                 =============    =============

                   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                                      $       1,037    $       1,150
   Notes payable - bank  (note 2 )                                                       8,610               93
                                                                                 -------------    -------------
            Total current liabilities                                                    9,647            1,243
                                                                                 -------------    -------------

Long-term notes payable  (note 2)                                                        9,898           15,923
                                                                                 -------------    -------------
            Total liabilities                                                           19,545           17,166
                                                                                 -------------    -------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares                            --               --
      8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation
      preference $6.00 per share)                                                        2,500            2,500
   Common stock, $.01 par value; authorized 20,000,000 shares;
      2,410,292 shares issued                                                               24               24
   Series A redeemable common stock purchase warrants, $0.125 par value; 1,975,140 and 1,842,840 warrants issued and outstanding
      at October 28, 2000 and January 29, 2000, respectively (note 2)                      247              231
   Series B redeemable common stock purchase warrants, $0.0625 par
      value; 1,380,000 warrants issued and outstanding                                      86               86
   Additional common stock purchase warrants                                                60               60
   Additional paid-in capital                                                           22,002           22,002
   Accumulated deficit                                                                 (24,549)         (20,955)
                                                                                 -------------    -------------
                                                                                           370            3,948
   Less treasury stock, at cost; 7,144 common shares                                       (70)             (70)
                                                                                 -------------    -------------
            Total stockholders' equity                                                     300            3,878
                                                                                 -------------    -------------
            Total liabilities and stockholders' equity                           $      19,845    $      21,044
                                                                                 =============    =============


See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                      (In thousands, except per share data)


                                                     Three Months Ended              Nine Months Ended
                                                ----------------------------    ----------------------------
                                                 October 28,     October 30,    October 28,      October 30,
                                                    2000             1999           2000            1999
                                                ------------    ------------    ------------    ------------
Revenues:
   Merchandise sales                            $      5,093    $      3,371    $     14,532    $      9,285
   Pawn service charges                                1,899           1,807           5,646           4,910
   Other                                                  82              49             239             153
                                                ------------    ------------    ------------    ------------
         Total revenues                                7,074           5,227          20,417          14,348

Cost of sales                                          4,281           2,611          11,703           6,994
                                                ------------    ------------    ------------    ------------
         Gross profit                                  2,793           2,616           8,714           7,354
                                                ------------    ------------    ------------    ------------

Expenses:
   Store operating expenses                            2,459           2,112           7,383           5,784
   Corporate administrative expenses                     660             757           2,299           2,236
   Interest expense                                      597             382           1,688             893
   Depreciation and amortization                         264             213             788             605
                                                ------------    ------------    ------------    ------------
         Total expenses                                3,980           3,464          12,158           9,518
                                                ------------    ------------    ------------    ------------

         Net loss                                     (1,187)           (848)         (3,444)         (2,164)

Preferred stock dividends                                 50              33             150              33
                                                ------------    ------------    ------------    ------------

         Net loss to common
           stockholders                         $     (1,237)   $       (881)   $     (3,594)   $     (2,197)
                                                ============    ============    ============    ============

Loss per common share (note 4):
         Basic                                  $      (0.51)   $      (0.37)   $      (1.50)   $      (0.91)
                                                ============    ============    ============    ============
         Diluted                                $      (0.51)   $      (0.37)   $      (1.50)   $      (0.91)
                                                ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                   ------------------------------
                                                                                    October 28,       October 30,
                                                                                        2000             1999
                                                                                   -------------    -------------
Cash flows from operating activities:
   Net loss                                                                        $      (3,444)   $      (2,164)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       788              605
         Amortization of debt issuance costs                                                 124              127
         Amortization of debt discount                                                         4                4
         Changes in operating assets and liabilities:
               Accounts receivable                                                            34              (38)
               Pawn service charges receivable                                                21             (308)
               Inventories, net                                                              326           (3,925)
               Prepaid expenses and other current assets                                      36              (50)
               Other assets                                                                  (44)            (328)
               Accounts payable and accrued liabilities                                     (113)              21
                                                                                   -------------    -------------
                     Net cash used in operating activities                                (2,268)          (6,056)
                                                                                   -------------    -------------

Cash flows from investing activities:
   Net (increase) decrease in pawn loans                                                     189           (2,407)
   Purchases of property and equipment                                                      (497)          (1,073)
                                                                                   -------------    -------------
                     Net cash used in investing activities                                  (308)          (3,480)
                                                                                   -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                 9,391           15,476
   Principal payments on notes payable                                                    (6,887)          (6,870)
   Net proceeds from issuance of preferred stock                                              --            2,272
   Payment of debt issuance costs                                                           (199)            (970)
   Preferred stock dividends paid                                                           (150)             (33)
                                                                                   -------------    -------------
                     Net cash provided by financing activities                             2,155            9,875
                                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                                        (421)             339
Cash and cash equivalents at beginning of period                                             795              298
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                         $         374    $         637
                                                                                   =============    =============

Supplemental disclosures of cash flow information -
   Cash paid for interest                                                          $       1,445    $         681
                                                                                   =============    =============

Noncash Financing Activities:

         During the nine months ended October 28, 2000 and October 30, 1999, the Company issued 132,300 and 402,420, respectively, of Series A Warrants in connection with the issuance of the 2004 Notes (see note 2). The Company has recorded a debt discount of $16,000 and $49,000, respectively, representing the value of the underlying Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.




See accompanying notes to consolidated financial statements.

                         PAWNMART, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      October 28, 2000 and October 30, 1999
                                   (Unaudited)

(1)      Basis of Presentation

                  The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature, except for the reclassification of the revolving credit facility to short-term (see below). The results of operations for the three and nine months ended October 28, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(2)      Notes Payable

         Revolving Credit Facility -

                  The Company has a $15,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At October 28, 2000, $8,610,000 was outstanding under the Credit Facility and an additional $280,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 10.25% at October 28, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2002. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.

                  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company is currently not in compliance with a covenant which requires the Company to maintain a certain aggregate store contribution as defined in the Credit Facility for store locations which have been open for twelve months or more. A waiver or amendment of this covenant is being discussed with Comerica Bank. As a result of the noncompliance, all of the amounts outstanding at October 28, 2000 with Comerica Bank are classified as short-term.

                  The terms of the Credit Facility also require the Company to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the total commitment. The Company is prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

         Subordinated Debt -

                  On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). The 2004 Notes offering ended on October 29, 2000, and the Company had issued a total of $9,950,000 of the 2004 Notes as of October 28, 2000 and at the termination of the offering. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices.

                  In connection with the sale of the 2004 Notes, the Company has granted Series A Warrants to participating NASD Broker-Dealers for the purchase of 540,720 shares of the Company's common stock as of October 28, 2000. The Company has recorded a debt discount of $66,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.


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

                  The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three and nine months ended October 28, 2000 and October 30, 1999, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three and nine months ended October 28, 2000 and October 30, 1999, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

                                                           Three Months Ended              Nine Months Ended
                                                     -----------------------------   -----------------------------
       (In Thousands)                                  October 28,    October 30,     October 28,     October 30,
                                                         2000            1999             2000           1999
                                                     -------------   -------------   -------------   -------------
Weighted average shares - basic                              2,403           2,403           2,403           2,403
Shares attributable to stock options, warrants
and convertible securities                                      --              --              --              --
                                                     -------------   -------------   -------------   -------------
Weighted average shares - diluted                            2,403           2,403           2,403           2,403
                                                     =============   =============   =============   =============


(4)      Liquidity

                  The Company has suffered recurring losses from operations, negative cash flows and has been experiencing substantial difficulties in meeting its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management of the Company is addressing this going concern issue and the underlying liquidity problem by aggressively promoting sales of merchandise in its stores and reducing excess inventory. Certain corporate administrative expenses have been reduced and the addition of new stores has ceased. Further reductions in corporate overhead are being evaluated, in addition to various other alternatives including the sale of certain stores to other parties, or closing certain stores that may not reach the Company's profitability goals in the near term. To finance current and future expenditures, the Company will need to issue additional equity securities or incur additional debt. The Company may not be able to obtain the additional required capital on satisfactory terms, if at all.

                  The Company is currently not in compliance with a covenant in its Credit Facility as discussed in Note 2 above, and with the requirements for continued listing of its common stock on the Nasdaq SmallCap Market.

(6)      Reverse Stock Split

                  On October 27, 2000, the shareholders of the Company approved a reverse one-for-three common stock split. All share and per share common stock amounts have been restated to reflect this reverse stock split, as well as exercise prices and conversion rates on warrants and options.

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

         On October 27, 2000, the shareholders of the Company approved a reverse one- for-three common stock split. All share and per share common stock amounts have been restated to reflect this reverse stock split, as well as exercise prices and conversion rates on warrants and options.

GENERAL

         PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores that advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

         The Company's long-term strategic objective is to implement a rollout of PAWNMART stores in order to capitalize upon growth opportunities afforded by the highly fragmented pawnshop industry. Prior to March 1998 the Company owned and operated 19 stores. The completion of our initial public offering in March 1998 enabled us to begin the implementation of our business strategy. During the fiscal year ended January 30, 1999 ("Fiscal 1998"), we increased the total stores in operation by 68 percent with the addition of 13 stores, and during the fiscal year ended January 29, 2000 ("Fiscal 1999"), we increased the total stores in operation by 44 percent with the addition of 14 stores for a total of 46 stores in operation at the fiscal year end. Of the 27 stores added during the past two years, the Company has opened 18 new stores and acquired 9 existing stores. Our expansion during Fiscal 1998 and Fiscal 1999 was funded with proceeds remaining from the initial public offering, borrowings under the Credit Facility, the issuance of the 2004 Notes, and proceeds from the sale of 416,667 shares of 8% Convertible Preferred Stock on September 1, 1999. We have not opened any additional stores during the nine month period ended October 28, 2000; however, one store was closed on October 31, 2000 upon the expiration of its lease. The Company had 45 stores in operation at December 4, 2000. We have ceased the expansion of new stores due to our current liquidity constraints (See Liquidity and Capital Resources).

         The Company is not currently in compliance with all of the requirements for continued listing of its common stock on the Nasdaq SmallCap Market. Our current tangible net worth is below the minimum requirement of $2 million and if we are not successful in raising additional equity through the issuance of new equity securities, the sale of certain assets, or the potential exchange of our 12% Subordinated Notes Due 2004, we may have our common stock de-listed by Nasdaq. Additionally, Nasdaq has notified the Company that its Class A and Class B Warrants have failed to maintain a minimum of two active market makers, and that the Company is in violation of its rules for continued listing of these warrants. If the Company is unable to demonstrate compliance with this rule for 10 consecutive trading days prior to January 3, 2001, then our Class A and Class B Warrants will be de-listed.

OPERATIONS

         The Company's total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans. During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is available for subsequent sale in our stores.

         Operational changes made in September 1998 resulted in an increased emphasis on the Company's lending business, the focus of which was to lend more aggressively and increase store traffic. The implementation of this strategy resulted in substantial increases in pawn service charges and total revenues, gross profit dollars, and store contribution margin, particularly during the first six months of fiscal 1999. Although the Company has experienced significant improvements in aggregate gross profit dollars as a result of the operational changes mentioned above, the Company's realized gross profit as a percentage of merchandise sales has been reduced as a result of the change in lending philosophy that has resulted in higher costs of merchandise from defaulted pawn loans. During the three months ended October 28, 2000, we have been aggressively promoting sales of merchandise in our stores and selling excess inventory that was previously planned for additional new stores, to reduce our overall inventories and improve liquidity. As a result, the Company's gross profit as a percentage of merchandise sales was 18.7 and 20.5 percent, respectively, for the three months and nine months ended October 28, 2000, down from 22.6 and 24.7 percent, respectively, during the comparable periods of the prior year.

         Selected elements of the Company's unaudited consolidated statements of operations are shown below for the three and nine months ended October 28, 2000 and October 30, 1999 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended January 29, 2000.

                                                  Three Months Ended                  Nine Months Ended
                                           -------------------------------     -------------------------------
                                            October 28,        October 30,      October 28,       October 30,
                                                2000              1999             2000              1999
                                           -------------     -------------     -------------     -------------
Merchandise sales                                   72.0%           63.4 %              71.2%           64.7 %
Pawn service charges                                26.8              34.6              27.7              34.2
Other income                                         1.2                .9               1.1               1.1
                                           -------------     -------------     -------------     -------------
     Total revenues                                100.0             100.0             100.0             100.0
Cost of sales                                       60.5              50.0              57.3              48.7
                                           -------------     -------------     -------------     -------------
     Gross profit                                   39.5              50.0              42.7              51.3
Store operating expenses                            34.8              40.4              36.1              40.3
                                           -------------     -------------     -------------     -------------
     Store contribution margin                       4.7               9.6               6.6              11.0
Corporate administrative expenses                    9.3              14.5              11.3              15.6
Interest expense                                     8.4               7.3               8.3               6.2
Depreciation and amortization                        3.8               4.0               3.9               4.2
                                           -------------     -------------     -------------     -------------
     Net loss                                      (16.8)%           (16.2)%           (16.9)%           (15.0)%
                                           =============     =============     =============     =============


RESULTS OF OPERATIONS

Three Months Ended October 28, 2000 Compared to Three Months Ended October 30, 1999

         Total revenues increased 35.3% to $7,074,000 during the three months ended October 28, 2000 (the "Three Month 2000 Period") from $5,227,000 during the three months ended October 30, 1999 (the "Three Month 1999 Period"). The overall increase was primarily attributable to a 10% increase in comparable store revenues at the 40 stores open for 12 full months or more as of October 28, 2000 ("Comparable Stores") and revenues from the 6 stores added during the last three months of the fiscal year ended January 29, 2000 ("New Stores"). In addition, the Company sold certain excess inventories totaling $732,000 as discussed below.

         Merchandise sales increased 51.1% to $5,093,000 during the Three Month 2000 Period from $3,371,000 during the Three Month 1999 Period due to a 14% increase in merchandise sales from Comparable Stores and sales in New Stores. In addition, the Company sold certain excess inventories to third parties totaling approximately $732,000. Inventories had been accumulated for continued new store expansion during the current fiscal year. Further store openings have now ceased primarily due to liquidity constraints, and we have been aggressively reducing inventories to improve liquidity and bring overall inventory levels in line with the current number of stores in operation. Average inventory per store decreased to $151,000 at October 28, 2000 from $173,000 at October 30, 1998.

         Pawn service charges increased 5.1% to $1,899,000 during the Three Month 2000 Period from $1,807,000 during the Three Month 1999 Period due to an increase of 1% in pawn services charges from Comparable Stores and pawn service charges from New Stores.

         Gross profit increased 6.8% to $2,793,000 during the Three Month 2000 Period from $2,616,000 during the Three Month 1999 Period primarily due to $200,000 in gross profit generated from New Stores. Gross profit as a percentage of total revenues declined to 39.5% of total revenues during the Three Month 2000 Period from 50.0% of total revenues during the Three Month 1999 Period as a result of increased sales promotional activities in our stores and the sales of excess inventories totaling $732,000 at the approximate cost of such inventory.

         Store operating expenses increased 16.4% to $2,459,000 during the Three Month 2000 Period from $2,112,000 during the Three Month 1999 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses declined to 37% of total revenues during the Three Month 2000 Period compared to 40% of total revenues during the Three Month 1999 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from our ability to leverage store operating expenses due to the 10% increase in Comparable Store revenues.

         Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) decreased to $334,000, or 4.7% of total revenues, during the Three Month 2000 Period compared to $504,000, or 9.6% of total revenues, during the Three Month 1999 Period. The decrease is primarily due to the lower gross profit as discussed above. Store contribution margin in the Comparable Stores decreased to $446,000, or 7.8% of total revenues, during the Three Month 2000 Period compared to $471,000, or 9.0% of total revenues, during the Three Month 1999 Period.

         Corporate administrative expenses decreased 12.8% to $660,000 or 9.3% of total revenues during the Three Month 2000 Period from $757,000 or 14.5% of total revenues during the Three Month 1999 Period primarily due to reductions in personnel and related expenses at the corporate offices.

         Interest expense increased to $597,000 during the Three Month 2000 Period from $382,000 during the Three Month 1999 Period primarily due to increased borrowings under the Credit Facility and the 2004 Notes.

         Net loss to common stockholders during the Three Month 2000 Period was $1,237,000, or $0.51 per basic and diluted share, compared to $881,000, or $0.37 per basic and diluted share, during the Three Month 1999 Period.

Nine Months Ended October 28, 2000 Compared to Nine Months Ended October 30,
1999

         Total revenues increased 42.3% to $20,417,000 during the nine months ended October 28, 2000 (the "Nine Month 2000 Period") from $14,348,000 during the nine months ended October 30, 1999 (the "Nine Month 1999 Period"). The overall increase was primarily attributable to a 19% increase in revenues from Comparable Stores and revenues from New Stores.

         Merchandise sales increased 56.5% to $14,532,000 during the Nine Month 2000 Period from $9,285,000 during the Nine Month 1999 Period primarily due to a 26.6% increase in merchandise sales from Comparable Stores and merchandise sales from New Stores. In addition, the Company sold certain excess inventories to third parties totaling $732,000 during the Three Month 2000 Period.

         Pawn service charges increased 15.0% to $5,646,000 during the Nine Month 2000 Period from $4,910,000 during the Nine Month 1999 Period primarily due to a 9.1% increase in pawn service charges from Comparable Stores and pawn service charges from New Stores.

         Gross profit increased 18.5% to $8,714,000 during the Nine Month 2000 Period from $7,354,000 during the Nine Month 1999 Period primarily due to a 6.1% increase in gross profit from Comparable Stores and from New Store additions. The increase in gross profit at Comparable Stores is primarily attributable to increased pawn service charges. Gross profit as a percentage of total revenues decreased to 42.7% during the Nine Month 2000 Period from 51.3% of total revenues during the Nine Month 1999 Period primarily as a result of the sales promotional and inventory reduction activities during the Three Month 2000 Period discussed above and the lower pawn service charges as a percentage of total revenues during the first six months of Fiscal 2000 as pawn loan growth normalized following the substantial growth in pawn loans during the first six months of Fiscal 1999.

         Store operating expenses increased 27.6% to $7,383,000 during the Nine Month 2000 Period from $5,784,000 during the Nine Month 1999 Period primarily due to expenses attributable to New Stores. On a Comparable Store basis, store operating expenses declined to 35.5% of total revenues during the Nine Month 2000 Period compared to 40.2% of total revenues during the Nine Month 1999 Period. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from our ability to leverage store operating expenses due to the increases in Comparable Store revenues.

         Store contribution margin decreased to $1,331,000, or 6.5% of total revenues, during the Nine Month 2000 Period compared to $1,570,000, or 10.9% of total revenues, during the Nine Month 1999 Period primarily due to losses in New Stores that have not yet matured to a profitable level. Store contribution margin in the Comparable Stores increased to $1,816,000, or 10.7% of total revenues during the Nine Month 2000 Period compared to $1,538,000, or 10.8% of total revenues during the Nine Month 1999 Period.

         Corporate administrative expenses increased 2.8% to $2,299,000 during the Nine Month 2000 Period from $2,236,000 during the Nine Month 1999 Period, but decreased as a percentage of total revenues to 11.2% during the Nine Month 2000 Period from 15.6% during the Nine Month 1999 Period primarily due to leveraging these costs over the larger base of stores in operation.

         Interest expense increased 89.0% to $1,688,000 during the Nine Month 2000 Period from $893,000 during the Nine Month 1999 Period as a result of increased borrowings under the Credit Facility and the 2004 Notes to fund stores expansion and working capital requirements.

         Net loss to common stockholders during the Nine Month 2000 Period was $3,594,000, or $1.50 per basic and diluted share, compared to $2,197,000, or $0.91 per basic and diluted share, during the Nine Month 1999 Period.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to the completion of its initial public offering in March 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. In March 1998, the Company received net proceeds of approximately $5,583,000 from the completion of its initial public offering. In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 793,333 outstanding shares of Common Stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 494,255 outstanding shares of Common Stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

         On October 13, 1998, the Company entered into a $10 million revolving Credit Facility. On June 27, 2000 we revised and extended the Credit Facility and increased the total available credit line from $10 million to $15 million, subject to available borrowing base. At October 28, 2000, $8,610,000 was outstanding under the Credit Facility and an additional $280,000 was available to the Company pursuant to the available borrowing base. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 10.25% at October 28, 2000, or (ii) the prevailing LIBOR rate plus 3.35%, and matures on October 13, 2002. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company is currently not in compliance with a covenant that requires the Company to maintain a certain aggregate store contribution as defined in the Credit Facility for store locations, which have been open for twelve months or more. As a result of this noncompliance, all of the amounts outstanding at October 28, 2000 with Comerica Bank are classified as short-term. A waiver or amendment of this covenant is being discussed with Comerica Bank. While management does not believe it likely, Comerica Bank could accelerate repayment of borrowings outstanding under the Credit Facility if a waiver or amendment cannot be satisfactorily agreed.

         We are required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. We are prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank.

         On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of the 2004 Notes. The 2004 Notes were offered on a "best efforts" basis by participating NASD Broker-Dealers. The 2004 Notes offering ended on October 29, 2000 and we had issued a total of $9,950,000 of the 2004 Notes as of that date. Interest on the 2004 Notes of 12% is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices.

         On September 1, 1999, we sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share for $2,500,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The 8% Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $18.00 per share. After August 31, 2002, the 8% Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the 8% Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the 8% Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $15.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $10.80 per share.

         At October 28, 2000, the Company's primary sources of liquidity were $374,000 in cash and cash equivalents, $689,000 in pawn service charges receivable, $6,569,000 in pawn loans outstanding, $6,953,000 in inventories, and $280,000 of available and unused funds under the Company's Credit Facility. Net cash used in operating activities was $2,268,000 during the Nine Month 2000 Period and $6,056,000 during the Nine Month 1999 Period.

         Our store expansion in the future will largely be dependent upon improving our liquidity and raising additional capital through the issuance of equity securities. We have not opened any additional stores during the nine months period ended October 28, 2000. One store was closed on October 31, 2000 upon the expiration of its lease and its business was consolidated with another nearby location as previously planned. We have ceased the expansion of new stores due to our current liquidity constraints. In the event we are unable to obtain financing alternatives, our operational strategies could be modified and further store expansion would not occur. No assurance can be made that we will be able to obtain additional financing.

         Subsequent to the fiscal year ended January 29, 2000, in connection with the filing of Amendment No. 4 to the 12% Subordinated Notes offering on August 18, 2000, a "going concern" explanatory paragraph was added to the independent auditors' report on our audit as of January 29, 2000. Such explanatory paragraph indicated that the auditors question our ability to continue operation under the current business conditions given our recurring losses, negative cash flows and substantial difficulties we have recently experienced in meeting our financial obligations. To address the "going concern" issue and our underlying liquidity difficulties, we have been aggressively promoting the sale of merchandise in our stores, and we have been reducing excess inventory through sales to third parties. Since the quarter ended July 29, 2000, we have issued an additional $956,000 of our 2004 Notes. We plan to continue reducing certain excess inventories in the near term. We will need to continue to pursue alternative strategies to support our short-term and long-term liquidity needs. We believe that we will need to raise additional capital in the near future through the issuance of additional equity securities. There can be no assurance that we will be able to raise money through the issuance of additional securities. In the event that our liquidity concerns persist, we may need to make further substantial reductions of inventories, sell or close certain stores on terms which could be less than otherwise desirable by the Company, all of which could further harm our future operating results and cash flows. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Factors that could affect future performance" below.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack Of Profitability, Expected Losses During Roll-Out Phase

         From our inception on January 13, 1994, and continuing through October 28, 2000, we have experienced aggregate losses of approximately $23,557,000. A key element of our strategy consists of developing multiple PAWNMART(SM) stores meeting our desired store size, configuration and site selection requirements in regional and local markets. Until we reach a critical mass of mature stores, this strategy is likely to result in continued net losses due to start-up losses associated with the anticipated high number of new stores. Results of operations in the future will be influenced by numerous factors including, among others, the number of new stores opened, the number of stores acquired from others, our ability to manage our growth and maintain the quality of our personnel, the ability to manage our debt and our ability to implement our strategic plan.

Substantial Leverage; Ability to Service Debt

         At October 28, 2000, we have debt totaling approximately $18.5 million. The degree to which we are leveraged could have adverse consequences on us, including the following: (i) substantial cash flow from our operations (cash flow is currently negative primarily due to our expansion program and related high degree of leverage) will be required for the payment of principal and interest on our indebtedness and will not be available for other purposes; (ii) our ability to obtain additional financing in the future, whether for capital expenditures, further development, refinancings or otherwise, may be impaired;
(iii) we may be more leveraged than certain of our competitors, which may place us at a competitive disadvantage and/or (iv) our high degree of leverage makes us more vulnerable to changes in economic conditions and may limit our ability to withstand competitive pressures and capitalize on significant business opportunities.

         We expect to repay our indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, (iv) proceeds from the exercise, if at all, of the Series A Warrants or (v) the sale of certain assets, including the sale of stores. We will require substantial cash flows to meet our interest payment obligations with respect to our indebtedness. Our cash flow is dependent on our future performance, in particular, our ability to develop positive cash flow, and is subject to financial, economic and other factors, some of which are beyond our control. Because the Credit Facility bears interest at a floating rate, we are sensitive to any increase in prevailing interest rates. We believe that, based upon anticipated levels of operations and the successful implementation of other actions taken or proposed to be taken by us (See "Liquidity and Capital Resources"), we should be able to meet our debt service obligations when due. If we are unable to generate such cash flow from operations to satisfy our interest obligations, we may be required to refinance all or a portion of such obligations, sell assets or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on us.



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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS - None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - At a special meeting of shareholders held on October 27, 2000, a reverse stock split of the Company's common stock was approved whereby holders of record on September 28, 2000 will receive one post-split share of common stock for each three pre-split shares of common stock held on that date. All share and per share amounts in this Form 10Q have been restated to give effect to this reverse stock split.

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

        10.2      1997 PawnMart, Inc. Employee Stock Option Plan (1)

        10.3      1997 PawnMart, Inc. Director Stock Option Plan (2)

        10.4 Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank (4)

        10.5 Employment Agreement, Dated as of September 8, 1998, Between PawnMart, Inc. and Michael D. Record (5)

        10.6 Form of Severance Agreement, dated June 1, 2000, between the Company and each of Carson Thompson, Mike Record, Monty Standifer, Randy Haden and Mike Musgrove (10)

        27.1 Financial Data Schedule as of October 28, 2000 (Filed in EDGAR version only) (9)


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

(5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

(6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).


(7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

(8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

(9)      Filed herewith.

(10) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 4 on Form S-1 on August 15, 2000.


(b)      REPORTS ON FORM 8-K -

         No reports on Form 8-K were filed by the Company during the quarter ended October 28, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.

By: /s/ Carson R. Thompson         December 12, 2000   By: /s/ Monty R. Standifer     December 12, 2000
   -----------------------         -----------------      ----------------------      -----------------
Carson R. Thompson                 Date                Monty R. Standifer             Date
Chief Executive Officer, Director                      Senior Vice President
and Chairman of the Board                              Chief Financial Officer

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER      DESCRIPTION
 -------     -----------
    3.1      PawnMart, Inc.'s Restated and Amended Certificate of
             Incorporation(1)

    3.2      PawnMart, Inc.'s Second Amended and Restated Bylaws(1)

    4.1      Specimen Common Stock Certificate(2)

    4.2      Specimen Series A Warrant Certificate(2)

    4.3      Specimen Series B Warrant Certificate(2)

    4.4      Form of Warrant Agreement, dated as of March 20, 1998 between
             PawnMart, Inc. and Continental Stock Transfer & Trust Company(2)

    4.5      Form of National Association of Securities Dealers, Inc.
             broker-dealer warrants(3)

    4.6      Form of Amendment to Warrant Agreement, Dated as of March 20,
             1998 Between PawnMart, Inc. and Continental Stock Transfer &
             Trust Company(6)

    4.7      Indenture, Dated as of March 15, 1999 Between PawnMart, Inc.
             and Trust Management, Inc., as Trustee, Relating to PawnMart,
             Inc.'s 12% Subordinated Notes Due 2004(6)

    4.8      Form of 12% Subordinated Note Due 2004 (included as part of
             Exhibit 4.7 hereto)

    4.9      Form of Broker-Dealer Selling Agreement(6)

    4.10     Form of Subscription Escrow Agreement dated March 15, 1999
             Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank
             Texas, N.A.(7)

    4.11     Certificate of Designations of the 8% Convertible Preferred
             Stock(8)

    4.12 8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J.
             Upchurch Family Trust Dated 10/14/94(8)

    4.13 Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of
             Trust C of the Constance J. Upchurch Family Trust Dated
             10/14/94(8)

    4.14 Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated
             10/14/94(8)

    4.15 Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc.(8)

   10.1      Form of Indemnity Agreement with Officers and Directors of
             PawnMart, Inc.(2)

   10.2      1997 PawnMart, Inc. Employee Stock Option Plan(1)

   10.3      1997 PawnMart, Inc. Director Stock Option Plan(2)

   10.4      Revolving Credit Agreement Dated October 13, 1998 Between
             PawnMart, Inc. and Comerica Bank(4)

   10.5      Employment Agreement, Dated as of September 8, 1998, Between
             PawnMart, Inc. and Michael D. Record(5)

   10.6      Form of Severance Agreement, dated June 1, 2000, between the
             Company and each of Carson Thompson, Mike Record, Monty
             Standifer, Randy Haden and Mike Musgrove(10)

   27.1 Financial Data Schedule as of October 28, 2000 (Filed in EDGAR version only)(9)

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

   (5) Filed as an Exhibit to the registrant's Registration Statement on Form S-1, filed on January 15, 1999 (File No. 333-70635).

   (6) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 1 to Form S-1, filed on February 24, 1999 (File No. 333-70635).

   (7) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 2 to Form S-1, filed on March 10, 1999 (File No. 333-70635).

   (8) Filed as an Exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

   (9)       Filed herewith.

  (10) Filed as an Exhibit to the registrant's Registration Statement on Amendment No. 4 on Form S-1 on August 15, 2000.