Form 10-K
period 2001-02-03
PAWNMART INC
filed 2002-08-09
CIK 1048142

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)
2175 Old Concord Rd SE, Suite 200 Smyrna, GA (Address of principal executive offices)	30080 (Zip Code)

Registrant's telephone number, including area code: (678) 305-7211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	none
Series A Redeemable Common Stock Purchase Warrants	none
Series B Redeemable Common Stock Purchase Warrants	none

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates as of May 30, 2002 was $165,361. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock outstanding as of May 30, 2002 was 2,503,217. The number of Series A Redeemable Common Stock Purchase Warrants outstanding as of May 30, 2002 was 1,974,060. The number Series B Redeemable Common Stock Purchase Warrants outstanding as of May 30, 2002 was 1,380,000.

PawnMart, Inc.
Form 10-K Annual Report
for the Fiscal Year Ended February 3, 2001

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

        On July 9, 2001, PawnMart, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 (the "Confirmation Order") confirming the first amended plan of reorganization filed by the Company under Chapter 11 of the United States Bankruptcy Code. The Plan became effective on May 31, 2002 (the "Effective Date"). Set forth below is a summary of the material terms of the Plan, the Company's equity interests outstanding as of the Effective Date and to be outstanding as of August 30, 2002, (the "Closing Date"). The information set forth below is qualified in its entirety by reference to the Confirmation Order, the Plan, and the Disclosure Statement incorporated herein by reference.

Treatment of Claims and Interests under the Plan

        Under the Plan, other than Administrative Claims and Priority Tax Claims which are unclassified, Claims against, and Interests in, the Company are classified in Classes 1 through 5. The following provides a summary of the treatment of Claims not classified under the Plan and the classification and treatment of all other Claims and Interests under the Plan. Reference should be made to the Plan and the Disclosure Statement for a complete description of the classification and treatment of such Claims and Interests.

        Treatment of Claims Not Classified Under the Plan.    All Administrative Claims, including the Administrative Claims of Hulen Pawn Shop Investors, LLC for post-petition loans to the Company, will be paid in cash and in full on the Closing Date, unless otherwise agreed. Priority Tax Claims will be paid in full over a period equal to six (6) years following the date of assessment of each such Claim, in equal calendar-quarterly installments of principal plus interest at seven percent (7%) per annum, beginning on the first day of the first full calendar quarter following the Effective Date, and continuing on the first day of each calendar quarter thereafter until paid in full. If the Company fails to make a payment due under the Plan on a Priority Tax Claim within ten (10) days after receipt of written notice of default from any such Claimant, then such Claimant may enforce the entire amount of its Allowed Claim and exercise any and all rights and remedies such Claimant may have under applicable law. Each holder of a Priority Tax Claim will retain any liens it may have against the Company's property under applicable law until such Priority Tax Claim is paid in full pursuant to the Plan.

        Classification and Treatment of Other Claims and Interests.    The Plan classifies other Claims and Interests separately in accordance with the requirements of the Bankruptcy Code and provides different treatment for different Classes of Claims and Interests. Only holders of Allowed Claims are entitled to receive consideration under the Plan. Allowed Claims are Claims that are not in dispute, are not contingent, are liquidated in amount, and are not subject to objection or estimation. Initial distributions of cash or other consideration specified in the Plan to the holders of Allowed Claims or Interests will be made on the Closing Date or as otherwise provided in the Plan, or as may be ordered by the Bankruptcy Court. In accordance with the Plan, unless otherwise provided in the Plan or the Confirmation Order, the treatment of any Claim or Interest under the Plan will be in full satisfaction, settlement, release, and discharge of and in exchange for each and every Claim and Interest.

        Class 1 Claims.    Class 1 Claims consist of the Allowed Secured Claims of Comerica Bank ("Comerica"). Class 1 Claims shall be satisfied by the Company's execution on the Closing Date of new loan documents with Comerica establishing a new line of credit in the amount of $4,500,000, having the following basic terms: term of 18 months from the Effective Date; interest rate of Prime Rate plus 2%; advance rates of 70% on eligible pawn loan receivables and 60% on eligible inventory with a 2% reduction in the advance rate on Eligible Inventory each three months. The new loan will be secured by all of the assets of the Company, including the assets of CMHI (as herein defined) following the consummation of the Merger (as herein defined).

        Class 2 Claims.    Class 2 claims consist of all Allowed Claims entitled to priority treatment under Bankruptcy Code Section 507(a), except sub-Sections 507(a)(1), (2) and (8). Class 2 Claims shall be paid in full and in cash on the Closing Date.

        Class 3 Claims.    Class 3 Claims consist of Allowed Unsecured Claims of $1,000.00 or less. Allowed Class 3 Claims shall be paid in cash and in full on the Closing Date.

        Class 4 Claims.    Class 4 Claims consist of Allowed Unsecured Claims over $1,000.00. Holders of Class 4 Claims shall have the option of receiving $1,000.00 cash on the Closing Date or their pro rata share of new Common Stock totaling one hundred percent (100%) of the outstanding Common Stock of the Company on the Closing Date. The total number of shares of Common Stock to be issued to the holders of Class 4 Claims is anticipated to be approximately 2,280,000 shares.

        Class 5 Interests.    Class 5 Interests consist of all equity interests in the Company, including all common and preferred stockholders of the Company and all holders of options and warrants to purchase equity in the Company, as of the Confirmation Date. All Class 5 Interests shall be deemed canceled as of the Effective Date.

The Company's New Capital Structure and Equity Ownership

        New Capital Structure.    Under the new capital structure, the Company has the authority to issue a total of Twelve Million Five Hundred (12,500,000) shares of stock, consisting of Two Million Five Hundred (2,500,000) shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock") issuable in series ("Series"), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the "Common Stock"). Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the "Series A Preferred Stock") and Five Hundred Thousand (500,000) shares are designated and known as Series B Preferred Stock (the "Series B Preferred Stock"). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock, the Series B Preferred Stock and the Common Stock are as follows:

        Dividends.    Holders of the Series A Preferred Stock and Series B Preferred Stock are each entitled to receive an annual cumulative cash dividend of $.25 per share, payable quarterly in arrears. Dividends on the Series A Preferred Stock and the Series B Preferred Stock will commence to accrue as of the Closing Date. The holders of Common Stock are entitled to receive such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company that are legally available therefor; provided, that no dividends shall be declared or paid on the Common Stock if accrued dividends on the Series A Preferred Stock or Series B Preferred Stock, as the case may be, have not been paid. The Company currently does not anticipate declaring and paying any cash dividends on the Common Stock.

        Redemption.    The Company is required to redeem, on a pro rata basis, 100,000 shares of Series A Preferred Stock on April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the shares of Series A Preferred Stock then outstanding, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon. The Corporation has the right, but not the obligation, to redeem, on a pro rata basis, the Series B Preferred Stock at any time after April 30, 2009, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon.

        Conversion.    The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time after the August 30, 2002, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into approximately 43% of the issued and outstanding shares of Common Stock (following the issuance of the Common Stock to the holders of Class 4 Claims as described above).

        Liquidation Preference.    In the event of the liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company available for distribution shall be distributed first to the holders of Series A Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series A Preferred Stock) plus all accumulated but unpaid dividends thereon; then to the holders of Series B Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series A Preferred Stock) plus all accumulated but unpaid dividends thereon; and then to the holders of the Common Stock.

        Voting.    The holders of Series A Preferred Stock have no voting rights except as required by law. Except for the election of the members of the Board of Directors of the Corporation, the holders of the Series B Preferred Stock are entitled to vote upon all matters upon which holders of the Common Stock have the right to vote and are entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series B Preferred Stock could be converted, with such voting to be counted together with the Common Stock and not separately as a class except as otherwise provided with respect to the election of directors, as more fully described below. The holders of Common Stock have one vote in respect of each share of Common Stock held by such stockholder for all matters submitted to a vote of stockholders of the Company. Cumulative voting is not permitted. The Board of Directors will consist of seven members. The holders of a plurality of the shares of Series B Preferred Stock, voting as a class, are entitled to elect four members of the Board of Directors and the holders of a plurality of the shares of Common Stock, voting as a class, are entitled to elect three members of the Board of Directors.

        Issuance of Common Stock.    On the Closing Date, the Company will issue approximately 2,280,000 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, will represent approximately 57% of the issued and outstanding share of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger, as more fully described below but subject to reduction consistent with any elections by Class 4 Claimants to receive $1,000 in lieu of their pro rata share of Common Stock. Of the 2,280,000 shares of Common Stock to be issued to the holders of Class 4 Claims, 1,280,000 shares of Common Stock will be restricted from trading for a two-year period immediately following the Confirmation Date. The balance of the shares of Common Stock to be issued to the holders of Class 4 Claims will not be subject to any trading restrictions. The Company intends to apply for reinstatement on the NASDAQ Small-Cap Market and register 1,000,000 shares of Common Stock for listing thereon. There is no assurance, however, that the Company will satisfy all of the listing requirements or that it will be successful in its efforts to reinstate the listing of its securities for trading.

        Merger with C/M Holdings, Inc.    On the Closing Date, C/M Holdings, Inc. ("CMHI") will merge with and into the Company in a merger intended to qualify under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Merger"). Pursuant to the Merger shareholders of CMHI will receive Series A Preferred Stock and Series B Preferred Stock, as more fully set forth below. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on or about August 29, 2002.

        It is anticipated that as of the Closing Date, CMHI will provide over $7.5 million in net assets, of which at least $1.2 million will be in cash. An independent valuation of the net assets of CMHI will be performed by SWS Securities, Inc., financial consultants engaged by the Unsecured Creditors Committee. The estimated value of the Company as of the Closing Date is projected to be $2,616,716, based on the net book value of the assets after conversion of the Class 4 Claims to Common Stock, as described above.

        The shareholders of CMHI will be issued 500,000 shares of Series B Preferred Stock pursuant to the Merger, convertible, on the Closing Date into approximately 1,720,000 shares of Common Stock, which will be equal to 43% of the issued and outstanding shares of Common Stock of the Company. A value of $2,500,000 has been assigned to the Series B Preferred Stock to be issued to the shareholders of CMHI.

        The number of shares of Series A Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger will be based on the net value of CMHI assets in excess of $2,500,000. The current value of the Series A Preferred Stock to be issued to shareholders of CMHI is estimated to be approximately $5 million based on the current value of CMHI net assets of $7.5 million. Based on such projected valuation a total of 700,000 shares of Series A Preferred Shares would be issued.

        As of February 3, 2001, the Company was operating 45 stores in Alabama, Florida, Georgia, North Carolina, South Carolina and Texas, having closed one location in October 2000. Severe cash flow difficulties resulting from new stores not maturing as projected forced the Company to close or sell 22 stores from February 3, 2001 through May 4, 2002.

        Since the bankruptcy filing, the Company consolidated its operations, eliminating locations that were not in its primary growth markets, and relocated its corporate offices from Fort Worth, Texas to Smyrna, Georgia. The Company's principal office is located at 2175 Old Concord Rd. SE, Suite 200, Smyrna, Georgia and its telephone number is (678) 305-7211.

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

INDUSTRY

        The pawnshop industry is highly fragmented, with over 90 percent of the over 10,000 stores in the United States owned by independent operators that own one to three stores. There are four pawn shop chains that own more than 50 stores. The industry experienced a significant consolidation in 2000 and 2001 with other chains selling or closing unprofitable locations.

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

BUSINESS STRATEGY

        The Company expanded from 19 stores to 46 stores in Fiscal 1999 and Fiscal 1998. In Fiscal 2000, the industry began to consolidate due to overexpansion and changing market conditions. Projected Company growth in new locations did not materialize and the Company was unsuccessful in penetrating new markets. Subsequent to the end of Fiscal 2000, the Company decided to consolidate its operations and reduce the number of stores it operated.

        Prior to March 1998, the Company owned and operated 19 stores. The completion of the Company's initial public offering of common stock in March 1998 resulted in net proceeds of $5,583,000 and enhanced the Company's ability to implement its business strategy. In connection with the completion of the initial public offering, the Company automatically converted $9,520,000 of its debt into 793,333 outstanding shares of common stock and 3,661,200 shares of preferred stock into 497,003 outstanding shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable. The completion of the initial public offering in March 1998 positioned the Company to begin implementation of its strategic business plan.

        During the fiscal years ended January 29, 2000 ("Fiscal 1999"), January 30, 1999 ("Fiscal 1998"), January 26, 1997, January 28, 1996 and January 29, 1995, the Company added 14, 13, 2, 10, and 7 stores, respectively. In order to fund store expansion during Fiscal 1999 and Fiscal 1998, the Company utilized the remaining proceeds from the initial public offering, borrowings under its $10 million revolving line of credit with Comerica Bank (the "Credit Facility"), the net proceeds from the issuance of a publicly registered offering of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"), and the net proceeds from the issuance of $2.5 million of 8% Convertible Preferred Stock, par value $6.00 per share (the "Preferred Stock"). Utilizing the proceeds, the Company increased its total stores to 45 by February 3, 2001.

        The Company experienced cash flow difficulties in the second quarter of Fiscal 2000 when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap and sell over $1.8 million in gold jewelry at cost to raise working capital. This liquidation of inventory provided short term relief but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2000.

        The Company failed to meet its financial covenants with its secured lender in January 2001, and was in arrears on sales taxes, personal property taxes and trade payables as well as a default on payment of interest on the 2004 Notes. In January 2001, management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores that were then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with new equity, additional financing or through the sale of assets over a six-month period from the date of the extension beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

STORE OPERATIONS

        The Company is a specialty finance and retail enterprise engaged in operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. In this regard, the Company defines each of its stores as operating segments. However, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The following discusses various aspects of the Company's store operations.

Lending

        The Company's pawn loans are secured by pledged tangible personal property which is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 70% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

        The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 12% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges contributed to 26.1%, 31.9% and 30.5% of the Company's total revenues during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. Pawn service charges contributed to 70.7%, 66.3% and 57.7% of the Company's gross profit during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. The Company's average pawn loan was $113 and $115 at February 3, 2001 and January 29, 2000, respectively.

        The pledged property is held through the term of the transaction, which generally is one month with an automatic redemption period which varies by jurisdiction from 10 to 60 days in the states the Company currently operates in, except for automobile title loans, where a shorter redemption period applies under state regulations. The loan may be extended or renewed prior to the end of the redemption period. In the event the borrower does not repay or extend the pawn loan by the end of the redemption period, the unredeemed collateral is forfeited to the Company and becomes merchandise available for sale.

        Alabama, Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 6.8 percent and 9.0 percent of the Company's total revenues during Fiscal 2000 and Fiscal 1999, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances.

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

        Merchandise sales contributed to 72.7%, 66.9%, and 68.5% of the Company's total revenues during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. Merchandise sales contributed to 9.4%, 31.2%, and 40.2%, of the Company's gross profit during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. The Company realized gross profit margins on merchandise sales of 15.3%, 22.5%, and 31.0% during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. Fiscal 2000 results were significantly impacted by forced sale of inventory to raise working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors affecting the results of operations of the Company's retail sales.

        The Company provided customers with a 30 day return policy on merchandise throughout fiscal year 2000. The return policy was implemented prior to the Company's expansion and the Company did not assess the financial impact of maintaining such a policy for pre-owned merchandise. Increased costs for broken and returned merchandise resulted in an elimination of this policy following the end of fiscal 2000 as part of its operational restructuring.

        Prospective buyers may purchase an item on layaway, whereby a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full.

        The Company provides an allowance for inventory valuation on its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise. The Company aggressively liquidated a portion of its inventory in Fiscal 2000, which had a significant negative impact on gross margins. At February 3, 2001 and January 29, 2000, total merchandise held for resale was $5,250,000 and $7,279,000, respectively, after reduction for a valuation allowance of $351,000 and $294,000, respectively.

Retail Store Management

        Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a District Manager who will typically supervise up to 10 stores. At February 2, 2002, the Company had three operating districts, each of which was managed by a District Manager for the 25 operating stores. As of May 30, 2002, the Company had reduced its operating stores to 23.

Personnel

        As of February 3, 2001, the Company had a total of 256 employees (of which 30 were in executive, administrative, clerical and accounting functions), 118 of whom were salaried and 138 of whom were hourly employees. As of May 30, 2002, personnel had been reduced to 110 employees due to the store sales, closings and consolidations and relocation of the corporate offices. The Company has an established training program that provides a combination of classroom instruction and on-the-job loan and specialty retail training. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Trademark

        The Company's proprietary operating software has been registered under the trademark "PAWNLINK®.", registered April 13, 1999, registration no. 2,239,605. The Company has also registered various marks and descriptive slogans and phrases with the United States Patent and Trademark Office.

COMPETITION

        The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many competitors have greater financial resources than the Company. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

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

OPERATING CONTROLS

        The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real-time computer network system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company's locations approximately every 60 days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company's policies and procedures are consistently followed. Management believes that the current operating and financial controls and computer systems are adequate for its current operating base.

REGULATION

        The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the six states in which it operated in in Fiscal 2000. Set forth below is a summary of the state pawnshop regulations in those states of the Company's operating locations during Fiscal 2000. As of May 4, 2002, the Company operates in only three states (Georgia, North Carolina and South Carolina), due in part the less favorable regulations in states previously operated.

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

ITEM 2. PROPERTIES

        The Company leases all of its locations with monthly rental payments ranging from $2,500 to $7,000 per location and having initial lease terms expiring from May 2002 through December 2005. Substantially all of the Company's leased locations include renewal options. The size of the leased store locations range from approximately 1,200 to 13,000 square feet. The Company leases all of these properties from unaffiliated third parties, except for its Weatherford, Texas location.

        The following table sets forth the geographic markets served by the Company and the number of stores in each market as of February 3, 2001 and May 4, 2002.

	Number of Stores As of February 3, 2001	Number of Stores As of May 4, 2002
Georgia:
Atlanta Metropolitan Area	22	16
Dalton	1	1
Rome	1	1
Calhoun	1	1

Total Georgia	25	19

Alabama:
Birmingham	2	0
Mobile	4	0
Dothan	1	0

Total Alabama	7	0

North Carolina:
Charlotte	4	3

Total North Carolina	4	3

South Carolina:
Greenville Metropolitan Area	3	1

Total South Carolina	3	1

Florida:
Pensacola	2	0

Total Florida	2	0

Texas:
Burleson	1	0
Fort Worth	2	0
Weatherford	1	0

Total Texas	4	0

Total	45	23

        The Company considers its equipment, furniture and fixtures and leased buildings to be in good condition. The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. The Company rejected 23 of its 46 leases in conjunction with its bankruptcy filing and the sale or closing of stores as part of its financial restructuring. As of May 30, 2002, the leases on the 22 of the 23 operating stores have been reaffirmed or renegotiated. The Company is operating one of its locations with a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently under the protection of Chapter 11 of the United States Bankruptcy Code. Any lawsuits that the Company was a defendant in prior to the filing of the bankruptcy proceeding have been consolidated as part of the proceeding and the amount of claims, if any, will be determined in the bankruptcy proceeding.

        The Company filed its petition for protection under Chapter 11 on July 9, 2001. Significant matters including post petition financing, use of cash collateral, rejection of leases and sales of stores and assets were approved by the Bankruptcy Court from the filing date to allow the Company to reorganize its finances and operations.

        The Company filed its Plan of Reorganization and Disclosure Statement on February 15, 2002 and filed its First Amended Plan of Reorganization and First Amended Disclosure Statement on April 3, 2002. The disclosure statement, as amended, was approved by the Bankruptcy Court on April 3, 2002. The Company's Plan was approved by the Bankruptcy Court on May 20, 2002 with an effective date of May 31, 2002.

        The Company is unaware of any lawsuits filed against the Company since the petition date. In the opinion of management, the resolution of these matters in the bankruptcy proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 27, 2000, the shareholders approved a reverse one for three split of the Company's common stock. All share and per share common stock amounts have been restated to reflect this reverse split, as well as the exercise prices and conversion rates on warrants and options.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On March 17, 1998, the Company's Common Stock began trading on the Nasdaq SmallCap Market ("NASDAQ") under the symbol of "PMRT" and on the Boston Stock Exchange under the symbol of "PWT". In March 2001, NASDAQ and the Boston Stock Exchange delisted the Company's stock from trading for non-compliance with certain financial and technical requirements to maintain its listing. The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ during Fiscal 2000 and Fiscal 1999 as adjusted for the one for three reverse stock split approved by the common shareholders on October 27, 2000.

	Fiscal 2000		Fiscal 1999
	High	Low	High	Low
First Quarter	$6.00	$3.65	$4.50	$1.50
Second Quarter	4.50	2.25	13.69	5.63
Third Quarter	3.00	0.94	10.13	5.63
Fourth Quarter	1.69	0.13	7.13	4.97

        As of May 30, 2002, the Company had 358 stockholders of record. To date, the Company has not declared or paid any cash dividends on its Common Stock. During Fiscal 2000, the Company was prohibited from paying cash dividends under the terms of its revolving line of credit unless specifically approved by its senior lender and due to limits imposed by the subordinated notes, which the Company defaulted on in December 2000.

        The Company's plan of reorganization provides that all issued and outstanding shares of common stock and preferred stock and all outstanding warrants for common and preferred shares of the Company are cancelled for no value. The Company's plan of reorganization was approved by the U.S Bankruptcy Court, 5th District, Northern District-Fort Worth Division on May 20, 2002 and became effective on May 31, 2002. Under the terms of the plan, the Company cancelled all equity interests, common and preferred shareholders and warrants and will be issuing approximately 2,280,000 shares of new common stock to its unsecured creditors in exchange for indebtedness on or about August 30, 2002, in connection with a merger of the Company with C/M Holdings, Inc., an affiliate of Mr. Dwayne Moyers, a director of the Company. The equity holders of C/M Holdings, Inc. will receive two new classes of preferred shares in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of preferred stock to approximately 1,720,000 shares of new common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth, for the periods and at the dates indicated, selected historical financial data of the Company. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes thereto. All per share amounts have been adjusted to give effect to a reverse stock split approved by the Company's shareholders on October 27, 2000.

	Fiscal Years Ended
	February 3, 2001	January 29, 2000	January 30, 1999	January 31, 1998	January 26, 1997
	(Dollars in Thousands, Except Per Share Data)
Operating Data:
Pawn Service Charges	$7,621	$6,674	$3,636	$2,862	$2,291
Merchandise Sales	21,234	13,978	8,170	7,215	5,523
Other Income	342	250	129	101	89

Total Revenues	29,197	20,902	11,935	10,178	7,903
Cost of Sales	18,416	10,832	5,634	5,192	3,739

Gross Profit	10,781	10,070	6,301	4,986	4,164
Store Operating Expenses	10,091	8,163	5,326	4,040	3,652
Corporate Administrative Expenses	3,442	3,020	3,074	2,117	1,713

EBITDA (1)	(2,752)	(1,113)	(2,099)	(1,171)	(1,201)
Interest Expense	2,347	1,358	996	3,761	1,360
Depreciation and Amortization	1,071	805	618	504	495

Impairment Loss—closing stores and goodwill write off (2)	1,879	—	—	—	—

Net Loss	(8,049)	(3,276)	(3,713)	(5,436)	(3,056)
Preferred Stock Dividends	150	83	692	217	—

Net Loss to Common Stockholders	$(8,199)	$(3,359)	$(4,405)	$(5,653)	$(3,056)

Basic and Diluted Loss Per Weighted Average Common Share	$(3.38)	$(1.40)	$(2.03)	$(9.03)	$(5.01)

Other Data:
Locations in Operation:
Beginning of Period	46	32	19	19	17
Acquisitions	—	6	3	—	1
Opened	—	8	10	—	1
Closed	1	—	—	—	—

End of Period	45	46	32	19	19

Average Age of Stores—End of Period	3.45 years	2.45 years	2.35 years	2.78 years	1.77 years
Average Loans Per Location	$140	$147	$138	$127	$117
Average Inventory Per Location	$115	$158	$94	$102	$104
Annualized Inventory Turnover	2.6x	2.0x	2.4x	2.5x	2.3x
Cash Dividends Per Common Share	$—	$—	$—	$—	$—
Balance Sheet Data—End of Period:
Loans	$6,288	$6,758	$4,419	$2,421	$2,227
Inventories, Net	5,250	7,279	3,011	1,944	1,971
Working Capital (Deficit)	(6,948)	14,722	6,988	1,758	2,148
Total Assets	15,670	21,044	11,192	6,677	6,474
Long-Term Notes Payable, Net of Current Installments (3)	—	15,923	4,840	9,778	8,288
Stockholders' Equity (Deficit)	(4,300)	3,878	4,907	(6,222)	(4,278)

(1)
Earnings before interest, taxes, depreciation and amortization.

(2)
Loss on write off of fixed assets and goodwill.

(3)
The balance of current installments of long-term debt was $18,153,000 at February 3, 2001 as all long term debt is shown as current due to default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's strategy of expansion during fiscal years 1999 and 1998 increased the Company's operating stores from 19 to 46. As of February 3, 2001 the Company was operating 45 stores. During the second quarter of fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry overexpansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company aggressively marked down aged inventory and liquidated over $1,800,000 of gold jewelry beginning in August 2000 to generate working capital. The inventory liquidation had a negative impact on store operating results in the fourth quarter of fiscal 2000, the Company's primary selling season. Inventory shortages, particularly in gold jewelry, resulted in reduced sales and continuing negative cash flows.

        The Company failed to meet its financial covenants with its secured lender in January 2001, and was in arrears on sales taxes, personal property taxes and trade payables. In January 2001, management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores that were then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-advance with additional equity raised or through the sale of assets over a six-month period beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

RESULTS OF OPERATIONS

        The Company's total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans. During the term of a title loan, the borrower is allowed to maintain possession of the collateral. See "Item 1. Business—Store Operations—Lending." Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

        The Company experienced an increase in total revenues and gross profit in fiscal 2000 as compared to fiscal 1999 primarily due to increased number of stores operating. In fiscal 2000, the Company operated 46 stores for through October 2000 at which time it closed one store. At year end, 45 stores were operating. In fiscal 1999, the Company opened 1 store in the first quarter, 3 stores in the second quarter, 2 stores in the third quarter, and 3 stores in the fourth quarter. All of the new stores had a full year of operations in fiscal 2000. Total revenues and gross profit increased to $29,197,000 and $10,781,000 from $20,902,000 and $10,070,000, respectively, in fiscal 2000 as compared to fiscal 1999.

        Although the Company experienced an increase in gross profit dollars as a result of the increased number of stores it operated, the Company's gross profit margin as a percent of merchandise sales decreased primarily due to forced inventory liquidations and aggressive pricing on aged inventory. The Company gross profit margins on merchandise sales were 15.3%, 22.5%, and 31.0% during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively.    Gross profit as a percent of merchandise sales will be affected by the Company's lending practices and ability to effectively implement its specialty retail strategies.

        Selected elements of the Company's consolidated financial statements are presented below for Fiscal 2000, Fiscal 1999, and Fiscal 1998. The following table, as well as the discussion following, should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes thereto.

	Fiscal Years Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Operating statement items as a percent of total revenues:
Merchandise sales	72.7%	66.9%	68.5%
Pawn service charges	26.1	31.9	30.5
Other	1.2	1.2	1.0

Total revenues	100.0	100.0	100.0
Cost of sales	63.1	51.8	47.2

Gross profit	36.9	48.2	52.8

Store operating expenses	34.5	39.1	44.6

Store contribution margin	2.4	9.1	8.2
Corporate administrative expenses	11.8	14.4	25.8

Loss before interest, depreciation and amortization and loss on store closings and goodwill write off	(9.4)	(5.3)	(17.6)
Interest expense	8.0	6.5	8.3
Depreciation and amortization	3.7	3.9	5.2
Impairment loss—store closings and goodwill write off	6.4	3.9	5.2

Net loss	(27.5)%	(15.7)%	(31.1)%

Fiscal 2000 Compared to Fiscal 1999

        Total revenues increased 39.7% to $29,197,000 during Fiscal 2000 as compared to $20,902,000 during Fiscal 1999. Total revenues at the Company's Fiscal 2000 Comparable Stores increased 28.5% and contributed to $5,777,000 of the increase.

        Merchandise sales increased 51.9% to $21,234,000 during Fiscal 2000 from $13,978,000 during Fiscal 1999. Merchandise sales at the Company's Fiscal 1999 Comparable Stores increased 36.0% and contributed to $4,930,000 of the increase. Other Income increased to $342,000 in Fiscal 2000 from $250,000 in Fiscal 1999. Average inventory per store decreased 27.2% to $115,000 at February 3, 2001 from $158,000 at January 29, 2000 primarily due to the inventory liquidations.

        Pawn service charges increased 14.2% to $7,621,000 during Fiscal 2000 from $6,674,000 during Fiscal 1999. Pawn service charges at the Company's Fiscal 2000 Comparable Stores increased 12.9% and contributed to $847,000 of the increase primarily from improved earnings from renewals and redemptions.

        Gross profit increased 7.1% to $10,781,000 during Fiscal 2000 from $10,070,000 during Fiscal 1999. Gross profit at the Company's Fiscal 2000 Comparable Stores decreased 13.0%, or $1,297,000 primarily to the decrease in gross margin on product sales which decreased $2,232,000 due to aggressive pricing to sell aged inventory and increase liquidity. Loss of gross margin on merchandise sales at Fiscal 2000 Comparable Stores was partially offset by the increase in pawn service charges. The Company's consolidated annualized inventory turnover rate was 2.6 times during Fiscal 2000 compared to 2.0 times during Fiscal 1999. The increase is primarily due to aggressive pricing policies implemented to reduce inventory levels. On a Fiscal 2000 Comparable Store basis, the Company's annualized inventory turnover rate increased to 3.5 times compared to 2.6 times during Fiscal 1999.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 23.6% to $10,091,000, or 34.5% of total revenues, during Fiscal 2000 from $8,163,000, or 39.1% of total revenues, during Fiscal 1999. On a Fiscal 2000 Comparable Store basis, store operating expenses increased $1,574,000 and comprised 36.2% of total revenues during Fiscal 2000 compared to 38.9% of total revenues during Fiscal 1999. The increase in Fiscal 2000 Comparable Store operating expenses as a percent of total revenues resulted from reduced sales resulting from the impact of inventory liquidations and aggressive pricing implemented to generate liquidity.

        Store contribution margin decreased 63.8% to $690,000 or 2.4% of total revenues from $1,907,000, or 9.1% of total revenues, during Fiscal 2000 compared to Fiscal 1999 primarily due to the impact of the inventory liquidations. The Company's Fiscal 2000 Comparable Stores generated a negative store contribution of $870,000 as compared to a contribution of $2,001,000 for Fiscal 1999, reflecting the impact of working capital and inventory shortages on sales. The liquidation of gold jewelry over $1.8 million was conducted through the corporate jewelry center which had the direct effect of reducing sales in the operating stores in Fiscal 2000. The following table presents an analysis of Fiscal 2000 Comparable Store performance for compared to Fiscal 1999.

	Fiscal 2000	Fiscal 1999
	(In thousands)
Merchandise sales	$18,638	$13,708
Pawn service charges	7,437	6,590
Other	332	244

Total revenues	26,407	20,542
Cost of sales	17,710	10,548

Gross profit	8,697	9,994
Store operating expenses	9,567	7,993

Store contribution margin	$(870)	$2,001

        Corporate administrative expenses consist of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees and investor relations expenses. Corporate administrative expenses increased 14.0% to $3,442,000 during Fiscal 2000 from $3,020,000 during Fiscal 1999 primarily due to increased professional fees of $410,000 in Fiscal 2000 as compared to $169,000 in Fiscal 1999 related to the Company's costs incurred in an unsuccessful offering and due to a $131,000 increase in insurance costs. The Company's corporate administrative expenses decreased as a percentage of total revenues from 14.4% in Fiscal 1999 to 11.8% in Fiscal 2000.

        Earnings before interest, depreciation and amortization ("EBITDA") decreased to a loss of $2,752,000 in Fiscal 2000 as compared to an EBITDA loss of $1,113,000 during Fiscal 1999.

        The Company reported an impairment loss of $1,879,000 related to planned store closings as part of its financial restructuring and goodwill write off based on management's assessment of these assets.

        Interest expense increased 72.8% to $2,347,000 in Fiscal 2000 compared to $1,358,000 during Fiscal 1999.    Interest expense during Fiscal years 2000 and 1999 was related to borrowings under the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings which were utilized to fund store growth.

        Fiscal 2000 and Fiscal 1999 included $150,000 and $83,000, respectively in preferred stock dividends related to the Company's issuance of $2.5 million of Preferred Stock on September 1, 1999.

        Net loss to common stockholders during Fiscal 2000 was $8,199,000 or $3.38 per basic and diluted share as compared to a net loss to common shareholders of $3,359,000, or $1.40 per basic and diluted share, during Fiscal 1999.

        At February 3, 2001, the Company's accumulated net operating loss carryforwards for tax purposes were approximately $21,706,000. Such amounts are available to offset future federal taxable income, if any, through 2021.

Fiscal 1999 Compared to Fiscal 1998

        Total revenues increased 75.1% to $20,902,000 during Fiscal 1999 as compared to $11,935,000 during Fiscal 1998. Total revenues at the Company's Fiscal 1999 Comparable Stores increased 31.7% and contributed to $3,736,000 of the increase.

        Merchandise sales increased 71.1% to $13,978,000 during Fiscal 1999 from $8,170,000 during Fiscal 1998. Merchandise sales at the Company's Fiscal 1999 Comparable Stores increased 27.3% and contributed to $2,204,000 of the increase. Average inventory per store increased 68.1% to $158,000 at January 29, 2000 from $94,000 at January 30, 1999 primarily due to improvement in the Company's lending operations which have increased the levels of merchandise available for sale and the maturation of stores added during Fiscal 1999 and Fiscal 1998.

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

        Interest expense increased 36.3% to $1,358,000 during Fiscal 1999 from $996,000 during Fiscal 1998. Fiscal 1998 includes $495,000 in non-cash interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 5 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8.—Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during Fiscal 1999 was related to borrowings under the Company's Credit Facility, the Company's 2004 Notes, and other short-term borrowings which were utilized to fund store growth.

        During Fiscal 1998, the Company recognized $674,000 in noncash preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in preferred stock dividends associated with its 12% Series D Convertible Exchangeable Preferred stock. See note 8 to the consolidated financial statements for the year ended January 29, 2000 included under "Item 8.—Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. All classes of the Company's preferred stock converted to common stock upon completion of the Company's initial public offering in March 1998. Fiscal 1999 included $83,000 in preferred stock dividends related to the Company's issuance of $2.5 million of Preferred Stock on September 1, 1999.

        Net loss to common stockholders during Fiscal 1999 was $3,359,000, or $1.40 per basic and diluted share, compared to $4,405,000, or $2.03 per basic and diluted share, during Fiscal 1998.

        At January 29, 2000, the Company's accumulated net operating loss carryforwards for tax purposes were approximately $15,571,000. Such amounts are available to offset future federal taxable income, if any, through 2020.

LIQUIDITY AND CAPITAL RESOURCES

        On October 13, 1998, the Company entered into a $10 million revolving credit facility with Comerica Bank. At February 3, 2001, $8,221,000 was outstanding under the Credit Facility. In January 2001, the Company failed to meet its financial covenants under the Credit Facility. The Company was in arrears on sales, real estate and personal property taxes and was in arrears on trade payables. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. As of February 3, 2001 the Company's borrowings exceeded its available collateral base by $970,000. The Company negotiated a modification of the Credit Facility which allowed it to repay the over-advance beginning in March 2001 on a scheduled basis through asset sales and store closing proceeds. The Credit Facility bears interest at either (i) the prevailing prime rate plus 0.75%, which was 8.50% at February 3, 2001, or (ii) the prevailing LIBOR rate plus 3.35%. Upon default, the interest rate on the loan increased to the prevailing prime rate plus 2.0%. The Company is required to pay an annual commitment fee of 1/2 of 1% on the average daily unused portion of the Credit Facility commitment. The Company was prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility unless specifically approved by Comerica Bank. The Credit Facility as modified matured on July 6, 2001.

        On July 9, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company secured a $7,200,000 post petition Credit Facility with Comerica Bank, its prepetition lender, and a $600,000 subordinated credit facility with Hulen Pawn Shop Investors, LLP, an affiliate of Dwayne Moyers, a director of the Company, which were approved by the U.S. Bankruptcy Court on July 16, 2001.

        The Company's Plan was approved by the U.S Bankruptcy Court on May 20, 2002 and became effective on May 31, 2002. Under the terms of the plan, the Company cancelled all equity interests and will be issuing approximately 2,280,000 shares of new common stock to its unsecured creditors in exchange for indebtedness on or about August 30, 2002 in connection with a merger of the Company with C/M Holdings, Inc., an affiliate of Mr. Dwayne Moyers, a director of the Company. The equity holders of C/M Holdings, Inc. will receive two new classes of preferred shares in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of preferred stock to 1,720,000 shares of new common stock. The Company also negotiated a post confirmation Credit Facility with Comerica Bank in the amount of $4,500,000 in conjunction with its bankruptcy plan.

        Prior to the completion of its initial public offering in March 1998, the Company's operations were financed from funds generated from private debt and equity offerings and funds generated from operations. In March 1998, the Company received net proceeds of approximately $5,583,000 from the completion of its initial public offering. In connection with the completion of the initial public offering, $9,520,000 in aggregate principal amount of the Company's 14% convertible subordinated debentures were automatically converted into 793,033 outstanding shares of Common Stock and all classes of the Company's preferred stock were automatically converted into an aggregate of 494,255 outstanding shares of Common Stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable.

        On March 11, 1999, the Company commenced a public offering of up to $10 million in principal amount of 12% Subordinated Notes due December 31, 2004. The 2004 Notes were offered on a "best efforts" basis by participating NASD Broker-Dealers. Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $9,950,000 of the 2004 Notes as of February 3, 2001.

        On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share, resulting in net proceeds of $2,272,000. The Preferred Stock bore dividends at 8% per annum and was payable quarterly in cash. The Preferred Stock was not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock was convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $18.00 per share. After August 31, 2002, the Preferred Stock was convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company was able to redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company was able to redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock was entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $15.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $10.80 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants was recorded as a $60,000 reduction of additional paid-in capital. See "Item 8.—Consolidated Financial Statements and Supplementary Data."

        During the fiscal year ended January 29, 2000, the Company acquired the assets of six pawnshops in purchase transactions for an aggregate cash purchase price of $1,208,000. During the fiscal year ended January 30, 1999, the Company acquired the assets of three pawnshops in purchase transactions for an aggregate cash purchase price of $513,000. The new store openings and acquisitions were substantially financed with borrowings under the Company's Credit Facility and with net proceeds from the issuance of the 2004 Notes. The purchase price for acquisitions was determined based upon the volume of annual loan and sales transactions, outstanding pawn loan and service charge receivable balances, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

        At February 3, 2001, the Company's primary sources of liquidity were $417,000 in cash and cash equivalents, $624,000 in pawn service charges receivable, $6,288,000 in pawn loans outstanding, and $5,250,000 in inventories. The Company was over-advanced under the Company's Credit Facility by $970,000 and was in arrears on sales, real estate and personal property taxes in excess of $200,000, was in arrears on its payment of interest to the 2004 Note holders in the amount of $199,000 and was in arrears on payments of dividends to the preferred stockholders in an amount of $50,000. Net cash used in operating activities was $2,023,000 during Fiscal 2000 and $6,399,000 during Fiscal 1999.

        The Company initiated its financial restructuring in February 2001, selling or closing 15 stores between February and June 2001 to fund operating losses and repay the over-advance on the Company's Credit Facility. The Company's attempts to raise additional working capital were unsuccessful and on July 9, 2001, the Company filed its bankruptcy petition. The Company was able to secure post petition financing from Comerica Bank in the amount of $7,200,000 which was contingent on the Company providing additional working capital financing which the Company was able to secure from an affiliate of one of the Company's directors in the form of a $600,000 subordinated note.

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

        The Company believes it must raise additional working capital to fund future operating losses in addition to borrowings under the Credit Facility, cash flows generated from its established stores and cash proceeds from sales of stores and store assets of closed stores generated as the Company restructures its finances. Under the terms of the Company's Plan, the Company will receive an investment of approximately $7.5 million, of which at least $1 million will be in cash, through a merger C/M Holdings, Inc., an affiliate of a director of the Company, in exchange for two classes of preferred stock. The Series A Preferred Stock will have a par value of $.01 per share and pay a $.25 per share cumulative cash dividend annually. The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning three years after the closing date, as defined, in amounts of at least 100,000 shares or $500,000 per year. Each April 30, thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into 43% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and will have voting rights on the same basis as the Common Stock. The value of the Series B Preferred Stock to be issued is estimated to be approximately $2,500,000. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002. The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and CMHI. Management believes the merger will be approved.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Deriviative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities and such instruments be measured at their fair value. The Statement, as amended, is effective for years beginning after June 15, 2000. Based on the Company's current operations, the effect of implementation of this new statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which are effective for the fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that the cost of certain of intangible assets will no longer be subject to amortization. SFAS 141 and SFAS 142 are not expected to have a significant impact on the Company's consolidated financial position or results of operations. The purchase method has been applied on all acquisitions and the Company has no goodwill in the consolidated financial statements as the result of the writeoff of goodwill for impairment during Fiscal 2000.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001. The impact of implementation of SFAS 144 is expected to have no effect on the consolidated financial position or the results of operations of the Company except for certain classifications within the consolidated statements of operations.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack of Profitability, Expected Operating Losses

        From its inception on January 13, 1994 through February 3, 2001, the Company has experienced aggregate losses of $28,012,000. The Company anticipated operating losses during the initial 12 months of each stores operations. Actual results of operations have indicated that the period a new location achieves profitable operating results exceeded the original projected period. Additionally, the Company's severe working capital shortages forced the liquidation of inventory that further extended operating losses in new stores and negatively impacted stores that had achieved profitable operating results. The Company's financial restructuring under the protection of Chapter 11 of the U.S. Bankruptcy code will result in continued operating losses through Fiscal 2001 and Fiscal 2002. The success of the reorganization plan will be influenced by numerous factors including the number of stores the Company is able to operate, the Company's ability to maintain the quality of personnel, the ability of the Company to implement its strategic plan and the Company's ability to obtain financing necessary to consummate the plan of reorganization.

Substantial Leverage; Inability to Service Debt; Conversion of Debt to Common Stock

        At February 3, 2001, the Company had short-term indebtedness of which represented borrowing under its Credit Facility of $8,221,000 and total long-term indebtedness of $9,950,000 which represented borrowings under the 2004 Notes. The Company's negative operating cash flow created significant working capital shortages in the second quarter of fiscal 2000. Inventory liquidations generated short-term liquidity but adversely affected seasonal sales due to inventory shortages. In December 2000, the Company was unable to service the interest payments on the 2004 Notes. In January 2001, the Company defaulted on the financial covenants of its Credit Facility and due to reduced collateral, was in an over-advanced position on its line of credit by $970,000 which it was unable to repay. The Company was able to modify and extend its Credit Facility which required the Company to raise additional working capital through equity or financing sources or through the sale or closing of Company stores and assets.

        The Company was unable to raise working capital and initiated a plan to close or sell up to 15 of its stores beginning in February 2001. On July 9, 2001, the Company filed its bankruptcy petition. The Company's Plan was approved by the Bankruptcy Court, 5th District, Northern District-Fort Worth Division on May 20, 2002 and became effective on May 31, 2002. Under the terms of the plan, the Company cancelled all equity interests, common and preferred shareholders, and will be issuing approximately 2,280,000 shares of new common stock to its unsecured creditors in exchange for indebtedness on or about August 30, 2002, in connection with a merger of the Company with C/M Holdings, Inc. The equity holders of C/M Holdings, Inc. will receive two new classes of preferred shares in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of preferred stock to 1,720,000 shares of new common stock. Under the terms of the Company's plan of reorganization, the Company will receive an investment of approximately $7.5 million, of which at least $1 million will be in cash, through a merger with an affiliate of a director of the Company, in exchange for two classes of preferred stock. The Series A Preferred Stock will have a par value of $.01 per share and pay a 5% cumulative cash dividend annually. The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning three years after the closing date, as defined, in amounts of at least 100,000 shares or $500,000 per year.

Restructuring Plans

        The Company plans to continue a consolidation and restructuring of it operating stores through Fiscal 2002 until it can achieve operating profitability. The Company's loan agreement with Comerica Bank includes restrictions on acquisitions and expansion requiring any future growth to be funded from new equity.

Liquidity

        The Company has entered into the $7.2 million Credit Facility during the bankruptcy proceeding and arranged a $600,000 subordinated note with an affiliate of the Company to fund the restructuring and operating losses after the bankruptcy filing. As of February 3, 2001, the Company had cash and cash equivalents on hand of $417,000 and availability of $808,000 under its line of credit based on the available collateral under its advance formula. The Company has secured post confirmation financing of $4.5 million from Comerica Bank and will receive at least $1 million in cash and $6 million in marketable securities in the merger with CMHI as part of it plan of reorganization.

Availability of Qualified Store Management Personnel

        The Company's ability to operate may also be limited by the availability of qualified store management personnel. While the Company seeks to train existing qualified personnel for management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs.

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

Government Regulation

        The Company's lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity's ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury-Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company's prospects.

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

Dependence on Key Management

        The Company relies on the business and technical expertise of its executive officers and certain other key employees. The Company does not have an employment agreement with any member of its executive staff. The loss of the services of any of these individuals could have a material adverse effect on the Company's consolidated operating results. No assurance can be given that their services will be available in the future. The Company's success will also be dependent on its ability to attract and retain additional qualified management personnel.

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

Risks Related to Automobile Title Loans

        Alabama, Georgia, and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately seven percent and nine percent of the Company's total revenues during Fiscal 2000 and Fiscal 1999, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, unless the loan amount is in excess of $5,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Cancellation of Common and Preferred Stock

        The Company's Plan cancelled all outstanding equity interests in the Company for no value on as of May 31, 2002. The Company's unsecured, non-priority creditors will be issued up to 2,280,000 shares of new common stock in the reorganized company, which will constitute 100% of the outstanding common stock of the Company at closing.

        The Company's Restated Certificate of Incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of any shares of preferred stock having rights superior to those of the Company's Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of the Company. Holders of the preferred stock may have the right to receive dividends, certain preferences and conversion rights.

        Under the terms of the Company's plan of reorganization, the Company will merge with C/M Holdings, Inc., an affiliate of a director of the Company, in exchange for two classes of preferred stock. The Series A Preferred Stock will have a par value of $.01 per share and pay a $.25 per share cumulative cash dividend annually. The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning three years after the Closing Date in amounts of at least 100,000 shares or $500,000 per year. Each April 30, thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The preferred shareholders will also receive Series B Preferred Stock that will have a par value of $.01 and is convertible to 1,720,000 shares of new common stock of the reorganized company. The Series B Preferred Stock also pays a $.25 per share cumulative cash dividend annually.

        On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share. The Preferred Stock accrued dividends at 8% per annum and were payable quarterly in cash. As of February 3, 2001, the Company was in arrears $50,000 on payment of dividends and did not anticipate having sufficient working capital to continue paying dividends. Therefore, this amount was not declared by the Board of Directors of the Company or accrued in the Company's consolidated financial statements. The Preferred Stock contains conversion rights that allowed the purchaser to convert into the Company's Common Stock after March 1, 2001 at a discount to the current market price. The number of shares of Common Stock into which the Preferred Stock may be converted was based upon the then outstanding market price and, as such, could have resulted in significant dilution to the Company's common stockholders. The Preferred Stock was redeemable in whole or in part, at specified redemption prices. As part of the Company's plan of reorganization, the 8% Convertible Preferred Stock was cancelled for no value.

Failure to Qualify for Boston Stock Exchange or Nasdaq SmallCap Market Listing

        The Company's Common Stock and Warrants were listed on the Boston Stock Exchange and the Nasdaq SmallCap Market as of February 3, 2001. The Company received notice from Nasdaq that it would be delisted on March 14, 2001 due to the failure to comply with the net tangible worth requirements. The Company was delisted from trading on the Boston Stock Exchange in March 2001. The Common Stock and Warrants were available in the over-the-counter market in the so-called "pink sheets". The market price of the Common Stock and Warrants may be adversely impacted from the delisting and an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock and Warrants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure relates to changes in interest rates related to its short term and long-term notes payable. The Company's revolving line of credit with Comerica Bank and the $600,000 post petition subordinated note bears interest at variable rates that are frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes, which were in default due to non payment of interest as February 3, 2001, bear interest at a fixed rate of 12% per annum. The Plan of Reorganization proposes that the entire amount of these debentures be converted into common stock in the reorganized company and, therefore presents no market risk as to interest rate fluctuations. Based on the average outstanding indebtedness during Fiscal 2000, a 10% increase in overall interest rates would have increased the Company's interest expense by approximately $82,000 during Fiscal 2000.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheets of PawnMart, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows, and is currently experiencing significant difficulties in meeting its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG LLP

Dallas, Texas
April 27, 2001

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	February 3, 2001	January 29, 2000
Assets (notes 6 and 12)
Current assets:
Cash and cash equivalents	$417	$795
Accounts receivable	42	180
Pawn service charges receivable	624	710
Loans	6,288	6,758
Inventories, net	5,250	7,279
Prepaid expenses and other current assets	401	243

Total current assets	13,022	15,965

Property and equipment, net (note 5)	1,303	3,347
Goodwill, net (note 4)	—	530
Debt issuance costs, net of accumulated amortization of $530 and $231 at February 3, 2001 and January 29, 2000, respectively (note 6)	1,095	1,045
Other assets	250	157

Total assets	$15,670	$21,044

Liabilities and Stockholders' Equity (Deficit) (Note 12)
Current liabilities:
Accounts payable	$770	$270
Accrued interest payable	216	140
Accrued payroll and payroll taxes	136	269
Deferred rent	138	144
Accrued bonuses	41	36
Other accrued expenses	516	291
Current installments of notes payable (note 6)	18,153	93

Total current liabilities	19,970	1,243

Long-term notes payable, net of current installments (note 6)	—	15,923

Total liabilities	19,970	17,166

Stockholders' equity (deficit) (notes 6, 8, 9 and 12)
Preferred stock, $.01 par value; authorized 10,000,000 shares	$—	$—
8% Convertible preferred stock, $6.00 par value; 416,667 shares authorized, issued, and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $.01 par value; authorized 20,000,000 shares; 2,503,149 and 2,410,292 shares issued at February 3, 2001 and January 29, 2000	25	24
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at February 3, 2001 and January 29, 2000	249	231
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,002
Accumulated deficit	(29,154)	(20,955)

	(4,230)	3,948
Less treasury stock, at cost: 7,144 common shares	(70)	(70)

Total stockholders' equity (deficit)	(4,300)	3,878

Commitments and contingencies (notes 3,6,10 and 12)
Total liabilities and stockholders' equity	$15,670	$21,044

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Revenues:
Merchandise sales	$21,234	$13,978	$8,170
Pawn service charges	7,621	6,674	3,636
Other	342	250	129

Total revenues	29,197	20,902	11,935
Cost of sales	18,416	10,832	5,634

Gross profit	10,781	10,070	6,301

Expenses:
Store operating	10,091	8,163	5,326
Interest (note 6)	2,347	1,358	996
Depreciation and amortization	1,071	805	618
Corporate administrative (note 8)	3,442	3,020	3,074
Impairment charge from store closings and goodwill write off (notes 2(e) and 2(f))	1,879	—	—

Total expenses	18,830	13,346	10,014

Net loss	(8,049)	(3,276)	(3,713)
Preferred stock dividends (note 8)	150	83	692

Net loss to common stockholders	$(8,199)	$(3,359)	$(4,405)

Loss per common share (note 2(k)):
Basic	$(3.38)	$(1.40)	$(2.03)

Diluted	$(3.38)	$(1.40)	$(2.03)

Weighted average shares outstanding—basic and diluted	2,428	2,403	2,169

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended February 3, 2001 and January 29, 2000, and January 30, 1999

(In Thousands, Except Share Data)

							Series B Redeemable Common Stock Purchase Warrants
					Series A Common Stock Purchase Warrants
	Preferred stock		Common stock
														Total Stockholders' Equity Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Preferred Amount	Common Stock Purchase Warrants	Additional paid-in capital	Preferred Stock Discount	Accumulated Deficit	Treasury Desk
Balance at January 31, 1998	3,661,200	$37	650,141	$6	—	$—	—	$—	—	$7,670	$(674)	$(13,191)	$(70)	$(6,222)
Issuance of common stock and warrants (note 8)	—	—	455,000	5	1,380,000	173	1,380,000	86	—	5,319	—	—	—	5,583
Issuance of unregistered common stock in exchange for services (note 8)	—	—	14,815	—	—	—	—	—	—	200	—	—	—	200
Conversion of Convertible Subordinated Debentures (note 6)	—	—	793,333	8	—	—	—	—	—	9,069	—	—	—	9,077
Conversion of preferred stock (note 8)	(3,661,200)	(37)	497,003	5	—	—	—	—	—	32	—	—	—	—
Amortization of preferred stock beneficial conversion feature (note 8)	—	—	—	—	—	—	—	—	—	—	674	(674)	—	—
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,713)	—	(3,713)

Balance at January 30, 1999	—	—	2,410,292	24	1,380,000	173	1,380,000	86	—	22,290	—	(17,596)	(70)	4,907
Issuance of Series A redeemable common stock purchase warrants (note 6)	—	—	—	—	462,840	58	—	—	—	—	—	—	—	58
Issuance of 8% convertible preferred stock and common stock purchase warrants (note 8)	416,667	2,500	—	—	—	—	—	—	60	(288)	—	—	—	2,272
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,276)	—	(3,276)

Balance at January 29, 2000	416,667	2,500	2,410,292	24	1,842,840	231	1,380,000	86	60	22,002	—	(20,955)	(70)	3,878
Issuance of common stock	—	—	92,857	1	—	—	—	—	—	2	—	—	—	3
Issuance of Series A redeemable common stock purchase warrants	—	—	—	—	131,220	18	—	—	—	—	—	—	—	18
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,049)	—	(8,049)

Balance at February 3, 2001	416,667	$2,500	2,503,149	$25	1,974,060	$249	1,380,000	$86	$60	$22,004	$—	$(29,154)	$(70)	$(4,300)

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Cash flows from operating activities:
Net loss	$(8,049)	$(3,276)	$(3,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge from store closings and goodwill writeoff	1,879	—	—
Depreciation and amortization	1,071	805	618
Amortization of debt issuance costs	299	196	124
Amortization of debt discount	—	7	495
Common and preferred stock issued for services	—	—	200
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	138	(120)	(28)
Pawn service charges receivable	86	(264)	(213)
Inventories, net	2,029	(3,827)	(860)
Prepaid expenses and other current assets	(158)	(44)	(101)
Other assets	15	77	154
Accounts payable	500	(253)	119
Accrued liabilities	167	300	(67)

Net cash used in operating activities	(2,023)	(6,399)	(3,272)

Cash flows from investing activities, net of effect of acquisitions:
Net (increase) decrease in loans	470	(2,101)	(1,916)
Purchases of property and equipment	(484)	(1,765)	(1,917)
Acquisitions of existing operations	—	(1,208)	(513)

Net cash used in investing activities	(14)	(5,074)	(4,346)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,237	19,427	6,352
Principal payments on notes payable	(100)	(8,542)	(3,993)
Net proceeds from issuance of common stock and warrants	21	—	5,583
Payment of debt issuance costs	(349)	(1,104)	(159)
Net proceeds from issuance of preferred stock	—	2,272	—
Preferred stock dividends paid	(150)	(83)	(18)

Net cash provided by financing activities	1,659	11,970	7,765

Net increase (decrease) in cash and cash equivalents	(378)	497	147
Cash and cash equivalents at beginning of year	795	298	151

Cash and cash equivalents at end of year	$417	$795	$298

Supplemental disclosures of cash flow information -
Cash paid for interest	$1,706	$1,051	$483

See consolidated statement of stockholders' equity (deficit) and notes 6 and 8 for noncash investing and financing activities.

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 3, 2001, January 29, 2000 and January 30, 1999

(1) Organization and Business

        PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer. As of February 3, 2001, the Company owned and operated 45 stores located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Texas. See note 12.

(2) Summary of Significant Accounting Policies

  (a)
  Basis of Presentation and Fiscal Years

            The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. See note 12.

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. See note 12.

            The Company's fiscal year ends on the Saturday nearest January 31. Accordingly, the fiscal years ended February 3, 2001 (Fiscal 2000) consists of 53 weeks and the fiscal years ended January 29, 2000 (Fiscal 1999) and January 30, 1999 (Fiscal 1998) consist of 52 weeks.

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

  (d)
  Inventories

            Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. Inventories from forfeited loans are recorded at the principal amount advanced on the related collateral, exclusive of any uncollected pawn service charges. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $180,000 and $176,000 at February 3, 2001 and January 29, 2000, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

            The Company provides an allowance for shrinkage and valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled approximately $351,000, $294,000 and $141,000 at February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Additions to inventory allowances recorded as cost of goods sold totaled approximately $205,000, $389,000 and $108,000 and deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $148,000, $236,000 and $127,000 during the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

            During Fiscal 2000, as a result of significant cash flow difficulties, the Company marked down directly aged inventory to cost of sales and liquidated over $1.8 million in gold jewelry to generate working capital.

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

            The Company determines whether its property and equipment is impaired whenever events or circumstances indicate that the carrying amount of its property and equipment may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If the carrying amount exceeds its estimated future net cash flow, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset. For the fiscal year ended February 3, 2001, the Company recorded an impairment charge totaling $1,542,000 based on its assessment of impairment. The impairment charge was recorded based on events and circumstances, which included overexpansion of industry, slower maturation of new stores and continued operating losses and negative cash flows, resulting in management's conclusion of impairment.

  (f)
  Goodwill

            Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally ten years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net operating cash flows using a discount rate reflecting the Company's average cost of funds. For the fiscal year ended February 3, 2001, the Company wrote-off the remaining balance of unamortized goodwill, $337,000, as an impairment charge based on its assessment of impairment for reasons discussed in note 2(e).

  (g)
  Income Taxes

            The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  (h)
  Advertising Costs

            Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $96,000, $170,000 and $395,000 for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

  (i)
  Fair Values of Financial Instruments

            Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The fair values of the Company's remaining long-term notes payable instruments could not be determined due to the financial condition of the Company and the likelihood of repayment of such debt. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments.

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

            The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the year ended January 30, 1999, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation. All share amounts have been adjusted for the reverse stock split discussed in note 8.

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
	(in thousands)
Weighted average shares—basic	2,428	2,403	2,169
Shares attributable to stock options, warrants and convertible securities	—	—	170

Weighted average shares—diluted	2,428	2,403	2,339

  (l)
  Segment Information

            Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement No. 131) establishes standards for the way public business enterprises are to report information about operating segments. The Company defines each of its stores as operating segments; however, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The Company's management makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements. Therefore, the disclosure requirements of Statement No. 131 are not presented in these consolidated financial statements.

  (m)
  Reclassifications

            Certain amounts in the fiscal years ended January 30, 1999 and January 29, 2000 have been reclassified to conform with the presentation of amounts in the fiscal year ended February 3, 2001.

(3) Liquidity and Going Concern

        The Company has suffered recurring losses from operations and negative cash flows. The Company's strategy of expansion during Fiscal 1999 and 1998 increased the Company's operating stores from 19 to 46. As of February 3, 2001 the Company was operating 45 stores. During the second quarter of Fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry overexpansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company aggressively marked down aged inventory and liquidated over $1,800,000 of gold jewelry beginning in August 2000 to generate working capital. The inventory liquidation had a negative impact on store operating results in the fourth quarter of Fiscal 2000, the Company's primary selling season. Inventory shortages, particularly in gold jewelry, resulted in reduced sales and continuing negative cash flows.

        The Company failed to meet its financial covenants with its secured lender in January 2001, and was in arrears on sales taxes, personal property taxes and trade payables. In January 2001, management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores that were then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification with its secured lender to provide a $1 million extension of credit in excess of its borrowing base.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. See note 12.

        These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) Business Acquisitions

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

        All purchase transactions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets has been recorded as goodwill. Goodwill, net of accumulated amortization, was written off during Fiscal 2000 (note 2(f)). The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(5) Property and Equipment

        Property and equipment consists of the following at February 3, 2001 and January 29, 2000 (in thousands):

	February 3, 2001	January 29, 2000
Automobiles	$167	$167
Furniture and equipment	4,025	3,716
Leasehold improvements	2,285	2,110

	6,477	5,993
Less: accumulated depreciation and amortization	(3,632)	(2,646)
Less: adjustment for impairment	(1,542)	—

	$1,303	$3,347

(6) Notes Payable

        Notes payable consist of the following at February 3, 2001 and January 29, 2000 (in thousands) (note 12):

	February 3, 2001	January 29, 2000
Revolving line of credit with a bank, bearing interest at prime plus 2.00 basis points (9.25% at February 3, 2001) payable monthly, to mature on July 6, 2001 as amended, secured by substantially all of the Company's assets	$8,221	$8,260
Unsecured subordinated notes payable to individuals, bearing interest at 12% payable monthly, to mature on December 31, 2004	9,950	7,714
Other unsecured notes payable	36	93

	18,207	16,067
Less: Unamortized debt discount	(54)	(51)
Current portion	(18,153)	(93)

	$—	$15,923

        In October 1998, the Company entered into a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"). At February 3, 2001, $8,221,000 was outstanding under the Credit Facility. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Company's borrowing was $970,000 in excess of its available borrowing base. Under the terms of the Credit Facility, the Company was required to maintain certain financial ratios and comply with certain technical covenants. The Company was not in compliance with these requirements and financial covenants as of February 3, 2001. The Company negotiated a modification of the loan agreement on February 9, 2001 providing a waiver of the borrowing in excess of the borrowing base with a repayment schedule through July 6, 2001. The original credit facility as modified provided for interest at the prevailing prime rate plus 2.00% which was 8.50% at February 3, 2001.    The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company is also prohibited from paying cash dividends or acquiring treasury stock unless specifically approved by Comerica Bank.

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were being offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At February 3, 2001, the Company was in default related to payment of interest on the 2004 Notes. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The terms of the 2004 Notes contain certain covenants which limit (i) the payment of cash dividends on capital stock, (ii) the purchase, redemption or retirement of capital stock, (iii) the amount of transactions with affiliates, and (iv) the sales of assets. The Company had issued a total of $9,950,000 and $7,714,000 of the 2004 Notes as of February 3, 2001 and January 29, 2000, respectively. The notes are shown as a current liability as of February 3, 2001 due to the default by the Company on the payment of interest.

        In connection with the sale of the 2004 Notes, the Company agreed to issue Series A redeemable common stock purchase warrants ("Series A Warrants") to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of February 3, 2001 and January 29, 2000, 594,060 and 462,840 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $66,000 and $58,000 as of February 3, 2001 and January 29, 2000, respectively, representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

        At January 31, 1998, the Company had $9,520,000 in aggregate principal amount outstanding under private placement offerings of 14% unsecured Convertible Subordinated Debentures due June 30, 1999, 14% unsecured Convertible Subordinated Debentures due June 30, 2000, and 14% unsecured Convertible Subordinated Debentures due January 31, 2001 (collectively, the "Debentures"). In connection with the completion of the Company's initial public offering on March 20, 1998, the Debentures, net of unamortized debt issuance costs of $443,000, were automatically converted into 793,033 shares of common stock.

        On October 30, 1997, the holders of the Debentures amended the conversion price related to the automatic conversion of the convertible subordinated debentures in the event of an initial public offering to be the lower of $9.10 principal amount per share or 80 percent of the initial public offering stock price. The value of the resulting beneficial conversion feature was recognized by the Company as additional financing costs by recording $2,380,000 in debt discount and additional paid-in-capital. Amortization expense related to the beneficial conversion feature totaled $495,000 for the fiscal year ended January 30, 1999, and is included in interest expense in the accompanying consolidated statements of operations.

        In connection with the sale of the Debentures, the Company issued warrants to purchase 64,229 shares of the Company's common stock to participating NASD Broker-Dealers. The warrants have an exercise price of $16.50 per share and are exercisable through January 2, 2002.

        In connection with obtaining financing, the Company incurred origination and commitment fees. Such amounts have been capitalized and are being amortized on a straight-line basis through the respective maturity date of each obligation. Amortization expense related to debt issuance costs was $299,000, $196,000, and $124,000 for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

        The aggregate maturities of long-term notes payable for each of the five years subsequent to February 3, 2001 are as follows:

Fiscal Years Ending	Maturities of Long-Term Notes Payable
2002	$18,207
2003	—
2004	—
2005	—
2006	—

Total	$18,207

(7) Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 2001 and January 29, 2000 are presented below (in thousands):

	February 3, 2001	January 29, 2000
Deferred tax assets:
Net operating loss carryforwards	$8,029	$5,757
Property and equipment	248	248
Inventories	109	109
Goodwill and other intangible assets	51	51
Impairment and goodwill writeoff	763	—

Total gross deferred tax assets	9,200	6,165
Less valuation allowance	(9,200)	(6,165)

Net deferred tax assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        At February 3, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $21,706,000. Due to the Company's bankruptcy filing (see note 12), these net operating loss carryforwards may or may not be available to offset future federal taxable income, if any, through 2021. A formal legal or tax opinion on the effects of the Company's bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management. Deferred tax valuation allowances of $9,200,000, $6,165,000 and $4,989,000 offset deferred tax assets at February 3, 2001, January 29, 2000 and January 30, 1999, respectively, based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(8) Equity

        On October 27, 2000, the Company's shareholders approved a reverse stock split of the Company's common stock whereby holders received one share of common stock for each three shares of common stock held prior to the split. All shares and per share amounts in these consolidated financial statements have been adjusted to give effect to this reverse stock split. In the exchange of shares pursuant to the stock split, fractional shares created by the reverse stock split were replaced with one share of common stock.

        On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $18.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $15.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $10.80 per share (collectively referred to as the "Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital in the accompanying consolidated balance sheets at February 3, 2001 and January 29, 2000.

        On March 20, 1998, the Company completed an initial public offering of 400,000 shares of common stock, 1,380,000 Series A Warrants, and 1,380,000 Series B redeemable common stock purchase warrants ("Series B Warrants"), and, on April 17, 1998, the Company sold an additional 55,000 shares of common stock pursuant to an over-allotment option resulting in total net proceeds to the Company of approximately $5,583,000.

        Each three Series A Warrants entitles the registered holder to purchase one share of common stock at $18.00, which have been adjusted for the one for three reverse stock split the Company completed in October 2000. The Series A Warrants are subject to further adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger. The Series A Warrants may be exercised through March 17, 2003. The Company may redeem the Series A Warrants, at a price of $.05 per Series A Warrant, prior to March 17, 2003 if the closing bid price for the common stock equals or exceeds $27.00 per share for a predetermined number of trading days.

        Each three Series B Warrant entitles the registered holder to purchase one share of common stock at $24.00, which have been adjusted for the one for three reverse stock split the Company completed in October 2000. The Series B Warrants are subject to further adjustment in the event of a stock dividend, stock split, subject to adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger. The Series B Warrants may be exercised through March 17, 2004. The Company may redeem the Series B Warrants, at a price of $.05 per Series B Warrant, prior to March 17, 2004 if the closing bid price for the common stock equals or exceeds $33.00 per share for a predetermined number of trading days.

        In connection with the completion of the Company's initial public offering, 3,661,200 outstanding shares of the Company's preferred stock, par value $.01 per share, were automatically converted into an aggregate of 494,255 outstanding shares of common stock and the Company's preferred stock treasury shares converted into 2,747 shares of common treasury shares.

        On May 1, 1998, the Company issued 14,815 shares of unregistered common stock to a corporation in exchange for professional services associated with marketing and new store site selection analysis. In connection with such issuance, the Company has recorded $200,000 in corporate administrative expenses during the fiscal year ended January 30, 1999.

        On January 23, 1998, the Company's common and preferred stockholders approved an amendment to the Company's certificate of incorporation changing the automatic conversion price of the Company's preferred stock, par value $.01 per share, to be equal to the lower of the conversion price in effect at the time of an initial public offering or 80 percent of the initial public offering stock price. The value of the resulting beneficial conversion feature was recognized as a return to the preferred shareholders by recording $824,000 in preferred stock discounts and additional paid-in capital. During the fiscal year ended January 30, 1999, the Company recorded $674,000 in preferred stock dividends, resulting from the amortization of the preferred stock beneficial conversion feature.

        As a result of the private placement of preferred stock, par value $.01 per share, the Company currently has outstanding warrants to purchase 8,886 shares of the Company's common stock which were issued to participating NASD Broker-Dealers. The warrants have an exercise price of $16.50 per share and are exercisable through January 2, 2002.

        During the fiscal year ended January 31, 1998, the Company was a party to the following common stock and preferred stock transactions:

  •
  Issued 542,500 shares of preferred stock, par value $.01 per share, for $2.00 per share and 275 shares of common stock to an employee for $9.09 per share;

  •
  Issued 34,867 shares of common stock and 2,500 shares of preferred stock, par value $.01 per share, to certain officers, employees and other individuals in exchange for various services rendered on behalf of the Company and recorded corporate administrative expenses totaling $33,550 related to such issuances;

  •
  Acquired 1,099 shares of common stock from a former officer at a price of $4.56 per share; and

  •
  Issued 27,180 shares of preferred stock, par value $.01 per share, in connection with a former employee stock purchase plan and recorded corporate administrative expenses totaling $19,000 related to such issuances.

(9) Stock Options

        During the fiscal year ended January 31, 1998, the Board of Directors and stockholders adopted the 1997 PawnMart, Inc. Employee Stock Option Plan (the "Employee Option Plan") and the 1997 PawnMart, Inc. Director Stock Option Plan (the "Directors' Option Plan"). The number of shares reserved for issuance under the Employee Option Plan and Directors' Option Plan is 333,333 and 87,930 shares, respectively.

        Options granted pursuant to the Employee Option Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. All options granted are exercisable on such dates as specified by the Compensation and Human Resources Committee of the Board of Directors. Options granted under the Employee Option Plan are required to have an exercise price equal to or greater than the closing price of common stock on the date of grant. The stock options granted have contractual terms of ten years and generally vest ratably over a three to five year period beginning on the first anniversary of the date of grant. During the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999 the Company granted 25,000, 33,667, and 207,500 stock options, respectively, under the Employee Option Plan with exercise prices ranging from $9.00 to $12.75.

        Under the Directors' Option Plan, stock options will be granted to any director who is not an employee of the Company and is not a holder of more than 5% of the outstanding shares of common stock. Newly appointed eligible directors will automatically receive an initial grant of options to purchase 75,000 shares of common stock. All eligible directors will receive annual grants of options to purchase the lessor of 60,000 shares of common stock or $200,000 in market value of underlying common stock. Options granted under the Directors' Option Plan are required to have an exercise price equal to or greater than the closing price of common stock on the date of grant. The options will be immediately exercisable and will have a contractual term of ten years from the date of grant. The Company granted 25,000, 33,334 and 41,667 stock options under the Directors' Option Plan during the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, with exercise prices ranging from $9.00 to $13.32.

        The following table summarizes stock option activity from January 31, 1998 through February 3, 2001:

				Exercisable
	Employee Option Plan	Directors' Option Plan	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance at January 31, 1998	102,130	—	$11.37	10,991	$11.37
Granted	207,500	41,667	$12.12
Cancelled	(20,155)	—	$11.79

Balance at January 30, 1999	289,475	41,667	$11.91	89,528	$12.09
Granted	33,667	33,333	$9.66
Cancelled	(12,660)	—	$12.54

Balance at January 29, 2000	310,482	75,000	$11.52	190,976	$11.46
Granted	—	25,000	$9.00
Cancelled	(34,608)	—	$11.37

Balance at February 3, 2001	275,874	100,000	$11.35	273,049	$10.96

        The following table summarizes total stock options outstanding under the Employee Option Plan and Directors' Option Plans as of February 3, 2001:

Exercise Price	Total Options	Weighted Average Remaining Life	Currently Exercisable
$ 9.00	67,833	8.2	52,551
$ 9.75	51,800	8.4	39,401
$11.37	85,457	6.7	70,887
$12.00	3,333	7.4	3,333
$12.75	159,117	7.4	98,544
$13.32	8,333	7.2	8,333

	375,874		273,049

        The Company applies the intrinsic value method of accounting for its option issuances. Accordingly, no compensation expense has been recognized for its employee stock option grants. If the Company had adopted the fair value based method prescribed by the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and determined compensation cost based on the fair value at the grant dates of such options, the Company's net loss would have been increased on a pro forma basis by:

	Fiscal Years Ended
	February 3, 2001	January 29, 2000	January 30, 1999
	(in thousands, except per share data)
Net loss applicable to common stockholders:
As Reported	$(8,199)	$(3,359)	$(4,405)
Proforma	$(8,326)	$(3,672)	$(4,751)
Net loss per share—basic:
As Reported	$(3.38)	$(1.40)	$(2.03)
Proforma	$(3.43)	$(1.53)	$(2.19)

        The weighted average grant-date fair value of options issued during the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999 and January 31, 1998 was $5.10, $2.73, and $4.08, respectively, which was calculated in accordance with the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Expected term (years)	4.00	3.01	3.77
Risk-free interest rate	6.36%	5.20%	5.04%
Expected volatility	68.25%	37.07%	45.15%
Expected dividend yield	0.00%	0.00%	0.00%

(10) Commitments and Contingencies

        The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases, including leases with a related party, was approximately $2,230,000, $1,918,000, and $1,339,000 for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

        Future minimum lease payments under non-cancelable operating leases as of February 3, 2001 are (in thousands):

Fiscal years ending January	Related Party	Other	Total
2002	$58	$2,042	$2,100
2003	58	1,985	2,043
2004	58	1,737	1,795
2005	10	1,061	1,071
2006	—	505	505
Thereafter	—	421	421

Total minimum lease payments	$184	$7,751	$7,935

        The Company leases its Weatherford, Texas pawnshop from a joint venture owned by certain stockholders of the Company. Rent expense related to this lease totaled $58,000 during the fiscal year ended February 3, 2001, $56,000 during fiscal year ended January 29, 2000 and $48,000 during fiscal year ended January 30, 1999.

        The Company is involved in various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) Selected quarterly financial data, (unaudited)

        Interim results are not necessarily indicative of fiscal year performance because of the impact of short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In Thousands, Except Per Share Data)
Fiscal 2000:
Total revenues	$6,712	$6,631	$7,074	$8,780
Gross profit	2,988	2,933	2,793	2,067
Net loss to common shareholders	(1,167)	(1,190)	(1,273)	(4,569)
Net loss per share	(0.48)	(0.48)	(0.53)	(1.89)
Weighted average shares	2,403	2,403	2,403	2,428
Fiscal 1999:
Total revenues	$4,347	$4,774	$5,227	$6,554
Gross profit	2,296	2,442	2,616	2,716
Net loss to common shareholders	(542)	(774)	(881)	(1,162)
Net loss per share	(0.24)	(0.33)	(0.37)	(0.46)
Weighted average shares	2,403	2,403	2,403	2,403

        During the fourth quarter of Fiscal 2000, the Company recorded an impairment charge for its property and equipment and its goodwill totaling $1,879,000.

(12) Events Subsequent to Date of Independent Auditors' Report—unaudited

        As discussed in Note 3, the Company began to close stores as a part of its restructuring effort. Through June 2001, the Company closed or sold 15 stores. Continuing efforts to secure new financing and equity were unsuccessful.

        On July 9, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 confirming the first amended plan of reorganization filed by the Company. The Plan became effective on May 30, 2002. Set forth below is a summary of the material terms of the Plan, the Company's equity interests outstanding as of the Effective Date.

Treatment of Claims and Interests under the Plan

        Under the Plan, other than Administrative Claims and Priority Tax Claims which are unclassified, Claims against, and Interests in, the Company are classified in Classes 1 through 5. The following provides a summary of the treatment of Claims not classified under the Plan and the classification and treatment of all other Claims and Interests under the Plan.

        Treatment of Claims Not Classified Under the Plan.    All Administrative Claims, including the Administrative Claims of Hulen Pawn Shop Investors, LLC for post-petition loans to the Company, will be paid in cash and in full on the Closing Date, unless otherwise agreed. Priority Tax Claims will be paid in full over a period equal to six (6) years following the date of assessment of each such Claim, in equal calendar-quarterly installments of principal plus interest at seven percent (7%) per annum, beginning on the first day of the first full calendar quarter following the Effective Date, and continuing on the first day of each calendar quarter thereafter until paid in full. If the Company fails to make a payment due under the Plan on a Priority Tax Claim within ten (10) days after receipt of written notice of default from any such Claimant, then such Claimant may enforce the entire amount of its Allowed Claim and exercise any and all rights and remedies such Claimant may have under applicable law. Each holder of a Priority Tax Claim will retain any liens it may have against the Company's property under applicable law until such Priority Tax Claim is paid in full pursuant to the Plan.

        Classification and Treatment of Other Claims and Interests.    The Plan classifies other Claims and Interests separately in accordance with the requirements of the Bankruptcy Code and provides different treatment for different Classes of Claims and Interests. Only holders of Allowed Claims are entitled to receive consideration under the Plan. Allowed Claims are Claims that are not in dispute, are not contingent, are liquidated in amount, and are not subject to objection or estimation. Initial distributions of cash or other consideration specified in the Plan to the holders of Allowed Claims or Interests will be made on the Closing Date or as otherwise provided in the Plan, or as may be ordered by the Bankruptcy Court. In accordance with the Plan, unless otherwise provided in the Plan or the Confirmation Order, the treatment of any Claim or Interest under the Plan will be in full satisfaction, settlement, release, and discharge of and in exchange for each and every Claim and Interest.

        Class 1 Claims.    Class 1 Claims consist of the Allowed Secured Claims of Comerica Bank ("Comerica"). Class 1 Claims shall be satisfied by the Company's execution on the Closing Date of new loan documents with Comerica establishing a new line of credit in the amount of $4,500,000, having the following basic terms: term of 18 months from the Effective Date; interest rate of Prime Rate plus 2%; advance rates of 70% on eligible pawn loan receivables and 60% on eligible inventory with a 2% reduction in the advance rate on Eligible Inventory each three months. The new loan will be secured by all of the assets of the Company, including the assets of CMHI (as herein defined) following the consummation of the Merger (as herein defined).

        Class 2 Claims.    Class 2 claims consist of all Allowed Claims entitled to priority treatment under Bankruptcy Code Section 507(a), except sub-Sections 507(a)(1), (2) and (8). Class 2 Claims shall be paid in full and in cash on the Closing Date.

        Class 3 Claims.    Class 3 Claims consist of Allowed Unsecured Claims of $1,000.00 or less. Allowed Class 3 Claims shall be paid in cash and in full on the Closing Date.

        Class 4 Claims.    Class 4 Claims consist of Allowed Unsecured Claims over $1,000.00. Holders of Class 4 Claims shall have the option of receiving $1,000.00 cash on the Closing Date or their pro rata share of new Common Stock totaling one hundred percent (100%) of the outstanding Common Stock of the Company on the Closing Date. The total number of shares of Common Stock to be issued to the holders of Class 4 Claims is anticipated to be approximately 2,280,000 shares.

        Class 5 Interests.    Class 5 Interests consist of all equity interests in the Company, including all common and preferred stockholders of the Company and all holders of options to purchase equity in the Company, as of the Confirmation Date. All Class 5 Interests shall be deemed canceled as of the Effective Date.

        New Capital Structure.    Under the new capital structure, the Company has the authority to issue a total of Twelve Million Five Hundred (12,500,000) shares of stock, consisting of Two Million Five Hundred (2,500,000) shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock") issuable in series ("Series"), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the "Common Stock"). Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the "Series A Preferred Stock") and Five Hundred Thousand (500,000) shares are designated and known as Series B Preferred Stock (the "Series B Preferred Stock"). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock, the Series B Preferred Stock and the Common Stock are as follows:

        Dividends.    Holders of the Series A Preferred Stock and Series B Preferred Stock are each entitled to receive an annual cumulative cash dividend of $.25 per share, payable quarterly in arrears. Dividends on the Series A Preferred Stock and the Series B Preferred Stock will commence to accrue as of the Closing Date. The holders of Common Stock are entitled to receive such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company that are legally available therefor; provided, that no dividends shall be declared or paid on the Common Stock if accrued dividends on the Series A Preferred Stock or Series B Preferred Stock, as the case may be, have not been paid. The Company currently does not anticipate declaring and paying any cash dividends on the Common Stock.

        Redemption.    The Company is required to redeem, on a pro rata basis, 100,000 shares of Series A Preferred Stock on April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the shares of Series A Preferred Stock then outstanding, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon. The Company has the right, but not the obligation, to redeem, on a pro rata basis, the Series B Preferred Stock at any time after April 30, 2009, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon.

        Conversion.    The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time after the August 30, 2002, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B

Preferred Stock into 43% of the issued and outstanding shares of Common Stock (following the issuance of the Common Stock to the holders of Class 4 Claims as described above).

        Liquidation Preference.    In the event of the liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company available for distribution shall be distributed first to the holders of Series A Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series A Preferred Stock) plus all accumulated but unpaid dividends thereon; then to the holders of Series B Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series A Preferred Stock) plus all accumulated but unpaid dividends thereon; and then to the holders of the Common Stock.

        Voting.    The holders of Series A Preferred Stock have no voting rights except as required by law. Except for the election of the members of the Board of Directors of the Company, the holders of the Series B Preferred Stock are entitled to vote upon all matters upon which holders of the Common Stock have the right to vote and are entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series B Preferred Stock could be converted, with such voting to be counted together with the Common Stock and not separately as a class. The holders of Common Stock have one vote in respect of each share of Common Stock held by such stockholder for all matters submitted to a vote of stockholders of the Company. Cumulative voting is not permitted. The Board of Directors will consist of seven members. The holders of a plurality of the shares of Series B Preferred Stock, voting as a class, are entitled to elect four members of the Board of Directors and the holders of a plurality of the shares of Common Stock, voting as a class, are entitled to elect three members of the Board of Directors.

        Issuance of Common Stock.    On the Closing Date, the Company will issue approximately 2,280,000 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, will represent approximately 57% of the issued and outstanding share of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI (see below) pursuant to the Merger, as more fully described below. Of the 2,280,000 shares of Common Stock to be issued to the holders of Class 4 Claims, approximately 1,280,000 shares of Common Stock will be restricted from trading for a two-year period immediately following the Confirmation Date. The balance of the shares of Common Stock to be issued to the holders of Class 4 Claims will not be subject to any trading restrictions. The Company intends to apply for reinstatement on the NASDAQ Small-Cap Market and register 1,000,000 shares of Common Stock for listing thereon.

        Merger with C/M Holdings, Inc.    On the Closing Date, C/M Holdings, Inc. ("CMHI") will merge with and into the Company in a merger intended to qualify under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Merger"). Pursuant to the Merger shareholders of CMHI will receive Series A Preferred Stock and Series B Preferred Stock, as more fully set forth below. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held in August 2002. It is anticipated that as of the Closing Date, CMHI will provide over $7.5 million in net assets, of which at least $1.2 million will be in cash. An independent valuation of the net assets of CMHI will be performed by SWS Securities, Inc., financial consultants engaged by the Unsecured Creditors Committee.

        The shareholders of CMHI will be issued 500,000 shares of Series B Preferred Stock pursuant to the Merger, convertible, on the Closing Date into approximately 1,720,000 shares of Common Stock, which will be equal to 43% of the issued and outstanding shares of Common Stock of the Company. A value of $2,500,000 has been assigned to the Series B Preferred Stock to be issued to the shareholders of CMHI.

        The number of shares of Series A Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger will be based on the net value of CMHI assets in excess of $2,500,000. The current value of the Series A Preferred Stock to be issued to shareholders of CMHI is estimated to be approximately $5 million based on the current value of CMHI net assets of $7.5 million. Based on such projected valuation a total of 700,000 shares of Series A Preferred Shares would be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended February 3, 2001. The Company's auditors, KPMG LLP, have notified the Company and the Securities and Exchange Commission that effective with the completion of the Fiscal 2000 audit, the auditor relationship will cease.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company were as follows:

Name	Age	Title
Carson Thompson(1)(4)	61	Chief Executive Officer and Chairman of the Board (resigned June 2001)
Michael Musgrove	45	President (resigned June 2001)
Robert W. Schleizer(1)(3)(4)	48	Executive Vice President,Chief Financial Officer, Treasurer and Director
John R. Boudreau(1)(2)(3)	77	Director (Appointed Chairman of the Board, Chief Executive Officer and President June 2001)
Mark E. Kane(2)	46	Director (resigned May 2001)
J. Roger Williams(2)	50	Director (resigned March 2001)
Donnelly E. McMillen	79	Director (appointed March 2001)
Dwayne A. Moyers	33	Director (appointed March 2001)
James R. Richards	56	Director (appointed May 2001)

(1)
Member of Corporate Governance Committee during Fiscal 2000.

(2)
Member of Compensation and Human Resource Committee during Fiscal 2000.

(3)
Member of Audit and Finance Committee during Fiscal 2000.

(4)
Member of Nominating Committee during Fiscal 2000.

        Carson R. Thompson served as a Director from 1996 until his resignation in June 2001. In March 1997, he was named Chairman of the Board and Chief Executive Officer of the Company. Mr. Thompson previously served as President, Chief Executive Officer and Chairman of the Board of The Bombay Company, Inc., a specialty retailer of home furnishing products. Mr. Thompson joined Tandy Corporation, Fort Worth, Texas in 1957, and held various management positions before becoming President in 1981 of Tandy Brands, Inc., a spin-off of Tandy Corporation and a manufacturer and specialty retailer of various products. From 1982 to 1991, Mr. Thompson was Chairman and Chief Executive Officer, from 1991 to 1996, he was Chairman, and from 1996 to 1997, he was President and Chief Executive Officer of The Bombay Company. Mr. Thompson serves as a director of The Bombay Company, Inc. (NYSE:BBA), the University of North Texas Health Science Center at Fort Worth, and the Osteopathic Health Foundation, Inc., and is a member of the Board of Advisors of the College of Business Administration at the University of Oklahoma.

        Robert W. Schleizer was elected as Executive Vice President, Chief Financial Officer, Treasurer and Director in January 2001. Mr. Schleizer is a partner with Tatum CFO Partners, LLP, a national firm of Chief Financial Officers and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.

        John R. Boudreau was elected as a Director in January 2001 and was appointed to serve as Chairman, President and Chief Executive Officer in June 2001, concurrent with the resignations of Mr. Thompson and Mr. Musgrove. Mr. Boudreau currently consults with several public and private companies through Boudreau & Associates. He has extensive turnaround and restructuring experience. Mr. Boudreau previously had served as Chief Executive Officer for Michigan General Corp., Bel Air House Products, Classic Chemical, Inc. and Oversees Inns.

        Mark E. Kane served as a Director from 1997 until his resignation in May 2001. He is President and Chief Executive Officer of Compact Discs International, LLC, an international affiliate of CD Warehouse Inc. that owns the worldwide development rights for the CD Warehouse Inc. franchise concept. Mr. Kane founded and, from 1992 to 1997, served as President and Chief Executive Officer of CD Warehouse Inc., a publicly traded national franchising firm specializing in the sale of new and pre-owned compact discs.

        J. Roger Williams served as a Director from 1998 until his resignation in March 2001. From 1974 to 1995, he served as President and Chief Executive Officer of Jack Williams Automall, a multi-line automobile dealership. Since 1995, he has served as Chairman of the Board and Chief Executive Officer of Roger Williams Automall, a multi-line automobile dealership, in Weatherford, Texas, and Chairman of the Board of Vestry Corporation of Fort Worth, Texas. He also owns and operates Roger Williams Ranches in Weatherford, Texas.

        Donnelly E. McMillen was appointed to the Board of Directors in March 2001. Mr. McMillen is an attorney and real estate investor and provides consulting services to several public and private companies.

        Dwayne A. Moyers was appointed to the Board of Directors in March 2001. Mr. Moyers has served as Vice President, Secretary and Treasurer of CMHI since November 1994, and as a director of that company since May 1997. He has served as Vice President of Hulen Capital Partners, Inc. since July 1994. Mr. Moyers has served as Vice President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc. From April 1991 to July 1997 he was an investment representative with Investment Manage-ment & Research, a subsidiary of Raymond James Financial Inc. Mr. Moyers has served as a director of American IronHorse Motorcycle Company, Inc., a privately-held motorcycle manufacturing company located in Fort Worth, Texas, since March 1998.

        James R. Richards was appointed to the Board of Directors in May 2001. Mr. Richards is Managing Director of Texas Business Capital, Inc., a merchant banking firm. Mr. Richards served as Managing Director of Dillon-Gage Securities, Inc. a NASD broker/dealer from 1999 to 2001, Managing Director of Corporate Finance, Inc., a private investment banking firm from 1994 to 1999 and was President of National Technologies, Inc., a publicly traded company engaged in manufacturing and distributing industrial products from 1986 to 1994. He is a former CPA with Haskins and Sells, a predecessor firm to Deloitte & Touche, Certified Public Accountants.

COMMITTEES OF THE BOARD

        The Board of Directors held thirteen meetings during the year ended February 3, 2001. The Board of Directors has appointed four committees: an Audit and Finance Committee, a Compensation and Human Resource Committee, a Corporate Governance Committee and a Nominating Committee. The Audit and Finance Committee for held four meetings which all members attended. All audit committee members are independent directors and are financially literate. The Compensation and Human Resource Committee did not meet in fiscal 2000, the Corporate Governance Committee and

Nominating Committee each had one meeting. All directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which they serve.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and each executive officer of the Company whose total annual salary and bonus exceeds $100,000 during the fiscal years ended February 3, 2001 ("Fiscal 2000"), January 29, 2000 ("Fiscal 1999") and January 30, 1999 ("Fiscal 1998") (collectively, the "Named Executive Officers"). As of the date hereof, the Company has not granted any stock appreciation rights.

		Annual Compensation		Long-Term Compensation
Name and Principal Position During Fiscal 2000	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)(1)
Carson R. Thompson	2000	182,692	—	—	—
Chairman of the Board and	1999	164,423	—	—	—
Chief Executive Officer(1)(2)	1998	150,000	—	175,000	—
Michael D. Record	2000	153,077	—	—	—
President(1)(2)(3)	1999	137,308	4,615	20,000	—
	1998	—			—
Michael Musgrove	2000	101,538	—	—	—
President, Vice President Finance(4)	1999	90,000	—	—	—
	1998	90,000	—	—	—
Randy Haden	2000	101,538	—	—	—
Vice President—Information Systems	1999	90,000	—	—	—
	1998	90,000	—	—	—

(1)
Mr. Thompson, Mr. Record, Mr. Musgrove and Mr. Haden received personal benefits in addition to salary and bonuses. The aggregate amount of such personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of their annual salary and bonus.

(2)
Mr. Thompson joined the Company in March 1997 at an annual salary of $100,000.

(3)
Mr. Record joined the Company in September 1998 at an annual salary of $120,000. In connection with his employment, Mr. Record received a $30,000 signing bonus that was paid over a six month period. Mr. Record was termimated in January 2001.

(4)
Mr. Musgrove was elected as Vice President—Finance in September 2000 and President in January 2001. Mr. Musgrove borrowed $50,000 in Fiscal 1999. Mr. Musgrove paid interest on the note at a rate of 10% through February 3, 2001. The Company recorded a $50,000 allowance related to this borrowing as of February 3, 2001.

        The following table summarizes grants of options to purchase shares of Common Stock under the PawnMart, Inc. 1997 Employee Stock Option Plan and the 1997 Directors' Option Plan made during Fiscal 2000 to Named Executive Officers and Directors:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted To Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Mark E. Kane	5,000	20%	$9.00	5/23/2010
J. Roger Williams	5,000	20%	$9.00	5/23/2010
Robert E. Camo	5,000	20%	$9.00	5/23/2010
James E. Berk	5,000	20%	$9.00	5/23/2010
Monty R. Standifer	5,000	20%	$9.00	5/23/2010

	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of May 30, 2002, certain information with respect to voting securities, the number of shares, beneficially owned by (i) each person who is known by the Company to beneficially own more than five percent of the Company's outstanding voting shares, (ii) the directors and certain executive officers of the Company, individually; and (iii) the directors and all executive officers of the Company as a group.

	Shares Beneficially Owned (1)(2)
	Number of Shares	Percent of Total
BENEFICIAL OWNER
Carson R. Thompson (3)(10)	186,489	4.8%
Michael D. Record (3)(11)	28,606	*
Randall L. Haden (3)(12)	23,252	*
Robert D. Bourland (4)(13)	19,928	*
James E. Berk (5)(14)	21,081	*
Monty R. Standifer (6)(14)	18,333	*
Mark E. Kane (7)(14)	21,081	*
J. Roger Williams (8)(15)	28,000	*

All directors and executive officers as a group (13 persons)	364,295	9.2%
Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94 (9)(16)	125,000	3.2%

*
Less than 1% of the outstanding voting shares.

(1)
Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares beneficially owned by such person.

(2)
In calculating the percentage of shares beneficially owned, the number of voting shares deemed outstanding was 4,017,218 as of May 30, 2002 which includes 1,514,001 shares issuable pursuant to stock options and warrants which would have been exercisable on or before the shares were cancelled on May 31, 2002 pursuant to the Plan.

(3)
His address is 1821 Sanguinet St., Fort Worth, Texas 76107.

(4)
The address for Mr. Bourland is 1500 West 5th Street, Fort Worth, Texas 76102.

(5)
The address for Mr. Berk is 1005 Edgewater Court, Colleyville, Texas 76034.

(6)
The address for Mr. Standifer is 4032 Pirates Beach, Galveston, Texas 77554.

(7)
The address for Mr. Kane is 1017 N. Central Expressway, Suite 100, Plano, Texas 75075.

(8)
The address for Mr. Williams is 1015 Fort Worth Street, Weatherford, Texas 76086.

(9)
The address for Mr. Upchurch is 500 Main Street, Suite 600, Fort Worth, Texas 76102.

(10)
Includes options for the purchase of 69,386 shares of common Stock.

(11)
Includes options for the purchase of 28,606 shares of common stock.

(12)
Includes options for the purchase of 11,227 shares of common stock.

(13)
Includes options for the purchase of 19,928 shares of common stock.

(14)
Includes options for the purchase of 18,333 shares of common stock.

(15)
Includes options and warrants for the purchase of 28,000 shares of common stock.

(16)
Includes warrants for the purchase of 104,167 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company was not a party to any transactions or series of transactions with directors, nominees for directors, or executive officers in amounts exceeding $60,000 during Fiscal 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number	Description
3.1	PawnMart, Inc.'s Restated and Amended Certificate of Incorporation(1)
3.2	PawnMart, Inc.'s Second Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Series A Warrant Certificate(2)
4.3	Specimen Series B Warrant Certificate(2)
4.4	Form of Warrant Agreement, dated as of March 20, 1998 between PawnMart, Inc. and Continental Stock Transfer & Trust Company(2)
4.5	Form of National Association of Securities Dealers, Inc. broker-dealer warrants(3)
4.6	Form of Amendment to Warrant Agreement, dated as of March 20, 1998 Between PawnMart, Inc. and Continental Stock Transfer & Trust Company(5)
4.7	Indenture, dated as of March 15, 1999 Between PawnMart, Inc. and Trust Management, Inc., as Trustee, Relating to PawnMart, Inc.'s 12% Subordinated Notes Due 2004(5)
4.8	Form of 12% Subordinated Note Due 2004 (included as part of Exhibit 4.7 hereto)
4.9	Form of Broker-Dealer Selling Agreement(5)
4.10	Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A.(6)
4.11	Certificate of Designations of the 8% Convertible Preferred Stock(7)
4.12
8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.13	Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.14	Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.15	Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc.(7)
10.1	Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc.(2)

10.2	1997 PawnMart, Inc. Employee Stock Option Plan(1)
10.3	1997 PawnMart, Inc. Director Stock Option Plan(2)
10.4	Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank as amended(4)
21.0	Subsidiaries of PawnMart, Inc.(10)
99.1	Confirmation Order dated May 20, 2002(8)
99.2	Debtor's First Amended Plan of Reorganization dated April 3, 2002(8)
99.3	Debtor's First Amended Disclosure Statement dated April 3, 2002(8)
99.4	Fourth Modification to Debtor's First Amended Plan of Reorganization dated April 3, 2002(9)
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

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

(7)
Filed as an exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

(8)
Filed as an exhibit to the registrant's Form 8-K filed on June 10, 2002 (File No. 1-13919).

(9)
Filed as an exhibit to the registrant's Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(10)
Filed herewith.

(b)
Financial Statement Schedules—None

(c)
Reports on Form 8-K—No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended February 2, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAWNMART, INC.

By:	/s/ John R. Boudreau John R. Boudreau Chief Executive Officer, Director and Chairman of the Board	August 8, 2002 Date	By:	/s/ Robert W. Schleizer Robert W. Schleizer Executive Vice President and Chief Financial Officer	August 8, 2002 Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BOUDREAU John R. Boudreau	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)	August 8, 2002
/s/ ROBERT W. SCHLEIZER Robert W. Schleizer	Executive Vice President Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	August 8, 2002
/s/ JEFFREY A. CUMMER Jeffrey A. Cummer	Director	August 8, 2002
/s/ DONNELLY MCMILLEN Donnelly McMillen	Director	August 8, 2002
/s/ DWAYNE A. MOYERS Dwayne A. Moyers	Director	August 8, 2002
/s/ JAMES RICHARDS James Richards	Director	August 8, 2002