Form 10-K
period 2002-02-02
PAWNMART INC
filed 2002-08-09
CIK 1048142

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates as of May 30, 2002 was $165,361. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The following securities of the registrant were outstanding as of May 30, 2002: 2,503,217 shares of common stock; 1,974,060 Series A redeemable common stock purchase warrants; and 1,380,000 Series B redeemable common stock purchase warrants.

PawnMart, Inc.
Form 10-K Annual Report
for the Fiscal Year Ended February 2, 2002

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K of PawnMart, Inc. (the "Company") contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 1. Business." Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Such risks, uncertainties and other factors, include, but are not limited to, those set forth herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing elsewhere in this Annual Report on Form 10-K and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date of this Annual Report on Form 10-K and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

GENERAL

        The Company was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name "Pawnco, Inc." On June 14, 1994 the Company changed its name to "PCI Capital Corporation." On October 21, 1997, the Company changed its name to "PawnMart, Inc."

        The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. The Company's principal office is located at 2175 Old Concord Road SE, Suite 200, Smyrna, Georgia and its telephone number is (678) 305-7211.

        On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the "Plan"). A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by order of the Bankruptcy Court as of that date ("Confirmation Order"). The Plan became effective on May 31, 2002 (the "Effective Date"). Set forth below is a summary of the material terms of the Plan, the related First Amended Disclosure Statement, as amended or modified (the "Disclosure Statement"), the Company's equity interests outstanding as of the Effective Date and to be outstanding as of the date all transactions, documents, agreements and instruments necessary for the implementation of the Plan shall be completed and executed, which is expected to be no later than August 31, 2002 (the "Closing Date"). The information set forth below is qualified in its entirety by reference to the Confirmation Order, the Plan, and the Disclosure Statement incorporated herein by reference. Capitalized terms used in this report but not defined herein shall have the same meanings as set forth in the Plan.

        As of February 2, 2002, the Company was operating 25 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina, having closed or sold 20 locations during the fiscal year ended February 2, 2002 ("Fiscal 2001"). Severe cash flow difficulties resulting from rapid expansion combined with the new stores opened during the fiscal years ended January 30, 1999 ("Fiscal 1998") and January 29, 2000 ("Fiscal 1999") not maturing as projected forced the Company to close or sell 20 stores during Fiscal 2001. Since the bankruptcy filing, the Company consolidated its operations, eliminating locations that were not in its primary growth markets, and relocated its corporate offices from Fort Worth, Texas to Smyrna, Georgia.

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

        Treatment of Claims Not Classified Under the Plan.    All Administrative Claims, including the Administrative Claims of Hulen Pawn Shop Investors, L.L.C. for post-petition loans to the Company, will be paid in cash and in full on the Closing Date, unless otherwise agreed. Priority Tax Claims will be paid in full over a period equal to six (6) years following the date of assessment of each such Claim, in equal calendar-quarterly installments of principal plus interest at seven percent (7%) per annum, beginning on the first day of the first full calendar quarter following the Effective Date, and continuing on the first day of each calendar quarter thereafter until paid in full. If the Company fails to make a payment due under the Plan on a Priority Tax Claim within ten (10) days after receipt of written notice of default from any such Claimant, then such Claimant may enforce the entire amount of its Allowed Claim and exercise any and all rights and remedies such Claimant may have under applicable law. Each holder of a Priority Tax Claim will retain any liens it may have against the Company's property under applicable law until such Priority Tax Claim is paid in full pursuant to the Plan.

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

        Class 1 Claims.    Class 1 Claims consist of the Allowed Secured Claims of Comerica Bank ("Comerica"). Class 1 Claims shall be satisfied by the Company's execution on the Closing Date of new loan documents with Comerica establishing a new line of credit in the amount of $4,500,000 (the "Post-Confirmation Credit Facility"), having the following basic terms: term of 18 months from the Effective Date; interest rate of Prime Rate plus 2%; advance rates of 70% on eligible pawn loan receivables and 60% on eligible inventory with a 2% reduction in the advance rate on Eligible Inventory each three months. The new loan will be secured by all of the assets of the Company, including the assets of C/M Holdings, Inc. ("CMHI") following the consummation of the Merger (as herein defined).

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

        Class 4 Claims.    Class 4 Claims consist of Allowed Unsecured Claims over $1,000.00. Holders of Class 4 Claims shall have the option of receiving $1,000.00 cash on the Closing Date or their pro rata share of Common Stock totaling one hundred percent (100%) of the outstanding Common Stock of the Company on the Closing Date. The total number of shares of Common Stock to be issued to the holders of Class 4 Claims is anticipated to be approximately 2,280,000 shares.

        Class 5 Interests.    Class 5 Interests consist of all equity interests in the Company, including all common and preferred stockholders of the Company and all holders of options to purchase equity in the Company, as of the Confirmation Date. All Class 5 Interests shall be deemed canceled as of the Effective Date.

The Company's New Capital Structure and Equity Ownership

        New Capital Structure.    Under the new capital structure, the Company has the authority to issue a total of Twelve Million Five Hundred Thousand (12,500,000) shares of stock, consisting of Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock") issuable in series ("Series"), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the "Common Stock"). Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the "Series A Preferred Stock") and Five Hundred Thousand (500,000) shares are designated and known as Series B Preferred Stock (the "Series B Preferred Stock"). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock, the Series B Preferred Stock and the Common Stock are as follows:

        Dividends.    Holders of the Series A Preferred Stock and Series B Preferred Stock are each entitled to receive an annual cumulative cash dividend of $0.25 per share, payable quarterly in arrears. Dividends on the Series A Preferred Stock and the Series B Preferred Stock will commence to accrue as of the Closing Date. The holders of Common Stock are entitled to receive such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company that are legally available therefore; provided, that no dividends shall be declared or paid on the Common Stock if accrued dividends on the Series A Preferred Stock or Series B Preferred Stock, as the case may be, have not been paid. The Company currently does not anticipate declaring and paying any cash dividends on the Common Stock.

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

        Conversion.    The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time after the Closing Date, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into approximately 43% of the issued and outstanding shares of Common Stock (following the issuance of the Common Stock to the holders of Class 4 Claims as described above).

        Liquidation Preference.    In the event of the liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company available for distribution shall be distributed in the following order of preference: to the holders of Series A Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series A Preferred Stock) plus all accumulated but unpaid dividends thereon; then to the holders of Series B Preferred Stock, in an amount per share equal to $5.00 per share (as such dollar amount may be adjusted for stock splits, combinations, reclassifications and the like with respect to the Series B Preferred Stock) plus all accumulated but unpaid dividends thereon; and then to the holders of the Common Stock.

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

        Issuance of Common Stock.    On the Closing Date, the Company will issue approximately 2,280,000 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, will represent approximately 57% of the issued and outstanding share of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger, as more fully described below, but subject to reduction consistent with any elections by Class 4 Claimants to receive $1,000 in lieu of their pro rata share of Common Stock. Of the 2,280,000 shares of Common Stock to be issued to the holders of Class 4 Claims, 1,280,000 shares of Common Stock will be restricted from trading for a two-year period immediately following the Confirmation Date. The balance of the shares of Common Stock to be issued to the holders of Class 4 Claims will not be subject to any trading restrictions. The Company intends to apply for reinstatement on the NASDAQ Small-Cap Market and list 1,000,000 shares of Common Stock for trading thereon. There is no assurance, however, that the Company will satisfy all of the listing requirements or that it will be successful in its efforts to reinstate the listing of its securities for trading.

        Merger with C/M Holdings, Inc. (CMHI).    On the Closing Date, CMHI will merge with and into the Company in a merger intended to qualify under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Merger"). Pursuant to the Merger shareholders of CMHI will receive Series A Preferred Stock and Series B Preferred Stock, as more fully set forth below. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held in August 2002.

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

        The shareholders of CMHI will be issued 500,000 shares of Series B Preferred Stock pursuant to the Merger, convertible, on the Closing Date into approximately 1,720,000 shares of Common Stock, which will equal approximately 43% of the issued and outstanding shares of Common Stock of the Company after the issuance of Common Stock to the holders of the Class 4 Claims, subject to increase consistent with any elections by Class 4 Claimants to receive $1,000 in lieu of their pro rata share of Common Stock. A value of $2,500,000 has been assigned to the Series B Preferred Stock to be issued to the shareholders of CMHI.

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

INDUSTRY

        The pawnshop industry is highly fragmented, with over 90 percent of the over 10,000 stores in the United States owned by independent operators that own one to three stores. There are four pawn shop chains that own more than 50 stores each. The industry experienced a significant consolidation in 2000 and 2001 with other chains selling or closing unprofitable locations.

        Pawnshops provide short-term secured loans. Most pawn loans are for less than $500. Industry sources believe that banks could not recover the administrative costs of these small loans without substantial increases in rates and charges. In addition, many pawn loans are to people who would not qualify as "creditworthy" at a bank. An estimated 20-40 million people occasionally have short-term needs, such as for utility bills and medical expenses. For these people, pawnshops supply cash conveniently and quickly. The Company believes that pawnshops generally perform well during recessions and all other economic cycles due to (i) the need for loans by non-banking individuals remaining stable during such economic cycles and (ii) pawnshops serving as a value-priced retailer regardless of economic conditions.

BUSINESS STRATEGY

        The Company expanded from 19 stores in March 1998 to 46 stores by January 29, 2000 ("Fiscal 1999"). In the fiscal year ended February 3, 2001 ("Fiscal 2000"), the industry began to consolidate due to overexpansion and changing market conditions. Projected Company growth in new locations did not materialize and the Company was unsuccessful in penetrating new markets. Severe cash flow difficulties forced the Company to liquidate inventory and close stores that were not cash flow positive. One store was closed in Fiscal 2000 and an additional 20 stores were sold or closed in fiscal year ended February 2, 2002 ("Fiscal 2001"). The Company's attempts to raise additional working capital and arrange additional debt financing were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

        Prior to March 1998 the Company owned and operated 19 stores. The completion of the Company's initial public offering of common stock in March 1998 resulted in net proceeds of $5,583,000 and enhanced the Company's ability to implement its business strategy. In connection with the completion of the initial public offering, the Company automatically converted $9,520,000 of its debt into 793,333 shares of common stock and 3,661,200 shares of preferred stock into 497,003 shares of common stock. Additionally, the Company utilized $2,524,000 of the net proceeds to repay certain notes payable. The completion of the initial public offering in March 1998 positioned the Company to begin implementing its strategic business plan.

        During Fiscal 1999, Fiscal 1998, and the fiscal years ended January 26, 1997, January 28, 1996 and January 29, 1995, the Company added 14, 13, 2, 10, and 7 stores, respectively. In order to fund store expansion during Fiscal 1999 and Fiscal 1998, the Company utilized the remaining proceeds from the initial public offering, borrowings under its $10 million revolving line of credit with Comerica (the "Credit Facility"), the net proceeds from the issuance of a publicly registered offering of 12% subordinated notes due December 31, 2004 (the "2004 Notes"), and the net proceeds from the issuance of $2.5 million of 8% convertible preferred stock, par value $6.00 per share. Utilizing the proceeds, the Company increased its total stores to 45 by February 3, 2001.

        The Company experienced cash flow difficulties in the second quarter of Fiscal 2000 when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap over $1.8 million in gold jewelry at cost to raise working capital. This liquidation of inventory provided short-term relief but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2000.

        The Company failed to meet its financial covenants with its secured lender in January 2001, and was in arrears on sales taxes, personal property taxes and trade payables. In January 2001 management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with additional equity raised or through the sale of assets over a six-month period from the date of the extension beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001 the Company closed or sold 15 stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed its bankruptcy petition. The

Company continued its financial and operational restructuring after the bankruptcy filing, closing or selling an additional five stores prior to the end of Fiscal 2001 and two additional stores after that date. The Company arranged a post-petition credit facility (the "Post-Petition Credit Facility") with Comerica, its pre-petition lender, in the amount of $7,200,000 and a subordinated $600,000 working capital loan from Hulen Pawn Shop Investors, L.L.C. (the "Hulen Note"), an affiliate of Dwayne A. Moyers, a director of the Company. The Plan was filed with the Bankruptcy Court on February 15, 2002 and was amended on April 3, 2002. Pursuant to the Confirmation Order, the Plan became effective on May 31, 2002. Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness on the closing of the Merger of the Company with CMHI, an affiliate of Mr. Moyers, a director of the Company.

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

        The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 12% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges contributed to 28.7%, 26.1%, and 31.9% of the Company's total revenues during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Pawn service charges contributed to 67.7%, 70.6%, and 66.3% of the Company's gross profit during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. The Company's average pawn loan was $114 and $113 at February 2, 2002 and February 3, 2001, respectively.

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

        Alabama, Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 7.2% and 6.8% of the Company's total revenues during Fiscal 2001 and Fiscal 2000, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these advances.

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

        Merchandise sales contributed to 69.8%, 72.7%, and 66.9%, of the Company's total revenues during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Merchandise sales contributed to 28.8%, 9.4%, and 31.2%, of the Company's gross profit during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. The Company realized gross profit margins on merchandise sales of 17.5%, 5.2%, and 22.5%, during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Fiscal 2001 results were impacted by merchandise sales from stores that were closed in the restructuring of the Company's finances. Fiscal 2000 results were significantly impacted by forced sale of inventory to raise working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors affecting the results of operations of the Company's retail sales.

        Prior to Fiscal 2001, the Company provided customers with a 30 day return policy on merchandise. The return policy was implemented prior to the Company's expansion and the Company did not assess the financial impact of maintaining such a policy for pre-owned merchandise. Increased costs for broken and returned merchandise resulted in an elimination of this policy in Fiscal 2001. The Company provides no warranties or refunds for merchandise.

        Prospective buyers may purchase an item on layaway, generally with a layaway deposit equal to a minimum of 20% of an item's purchase price. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full.

        The Company provides an allowance for inventory valuation on its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise. As part of the restructuring and store closing effort, the Company consolidated aged merchandise excluding gold jewelry and liquidated a significant portion of its aged inventory in Fiscal 2001 and Fiscal 2000, which had significant negative impact on gross margins. At February 2, 2002 and February 3, 2001, total merchandise held for resale was $3,127,000 and $5,250,000, respectively, after reduction for a valuation allowance of $139,000 and $351,000, respectively.

Retail Store Management

        Each location has a Store Manager who typically supervises personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each Store Manager reports to a District Manager who will typically supervise up to 10 stores. As of May 30, 2002, the Company had reduced its operating districts to three for the 23 operating stores.

Personnel

        As of February 2, 2002, the Company had a total of 139 employees (of which 19 were in executive, administrative, clerical and accounting functions), 56 of whom were salaried and 83 of whom were hourly employees. As of May 30, 2002, personnel had been reduced to 110 employees due to the sale of two additional stores and due to continued staff reductions. The Company established a training program and hired a Director of Training providing new and existing employees with combination of classroom instruction and on-the-job loan and specialty retail training. The Company maintains a performance-based compensation plan for all store employees, based upon, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

REGULATION

        The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the six states in which it operated in Fiscal 2001. Set forth below is a summary of the state pawnshop regulations in Georgia, North Carolina, and South Carolina, the three states where the Company operated locations at May 31, 2002.

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

ITEM 2. PROPERTIES

        The Company currently leases all of its locations with monthly rental payments ranging from $1,300 to $7,000 per location and with initial lease terms expiring from May 2002 through December 2005. Substantially all of the Company's leased locations include renewal options. The size of the leased store locations range from approximately 1,200 to 13,000 square feet. The Company leases all of these properties from unaffiliated third parties.

        The following table sets forth the geographic markets served by the Company and the number of stores in each market as of February 2, 2002 and May 30, 2002.

	Number of Stores As of February 2, 2002	Number of Stores As of May 30, 2002
Georgia:
Atlanta Metropolitan Area	16	16
Dalton	1	1
Rome	1	1
Calhoun	1	1

Total Georgia	19	19

Alabama:
Mobile	1	0

Total Alabama	1	0

North Carolina:
Charlotte	3	3

Total North Carolina	3	3

South Carolina:
Greenville Metropolitan Area	1	1

Total South Carolina	1	1

Florida:
Pensacola	1	0

Total Florida	1	0

Total	25	23

        The Company considers its equipment, furniture and fixtures and leased buildings to be in good condition. The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. The Company rejected 23 of its 46 store leases in conjunction with its bankruptcy filing and the sale or closing of stores as part of its financial restructuring. As of May 30, 2002, the leases on the 22 of the 23 operating stores have been reaffirmed or renegotiated. The Company is operating one of its locations with a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

        The Company filed its Plan and Disclosure Statement on February 15, 2002 and filed its First Amended Plan and First Amended Disclosure Statement on April 3, 2002. The Disclosure Statement was approved by the Bankruptcy Court on April 3, 2002. The Plan was confirmed by the Bankruptcy Court on May 20, 2002 with an Effective Date of May 31, 2002. All legal proceedings prior to the July 9, 2001 petition date have been consolidated in the bankruptcy proceeding and are treated as Class 4 claims.

        The Company is unaware of any lawsuits filed against the Company since the petition date. In the opinion of management, the resolution of these matters in the bankruptcy proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's security holders during Fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On March 17, 1998, the Company's common stock began trading on the Nasdaq SmallCap Market ("NASDAQ") under the symbol of "PMRT" and on the Boston Stock Exchange under the symbol of "PWT." In March 2001, NASDAQ and the Boston Stock Exchange delisted the Company's stock from trading for non-compliance with certain financial and technical requirements to maintain its listing. From March 2001 through the end of Fiscal 2001, the Company's common stock traded on the Over-the-Counter Bulletin Board. The following table sets forth the high and low bid prices per share of common stock as reported by NASDAQ during Fiscal 2000 and Fiscal 2001 until delisted, and thereafter by Over-the-Counter Bulletin Board as adjusted for the one for three reverse stock split approved by the common shareholders on October 27, 2000:

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First Quarter	$0.53	$0.15	$6.00	$3.65
Second Quarter	0.27	0.12	4.50	2.25
Third Quarter	0.15	0.06	3.00	0.94
Fourth Quarter	0.10	0.05	1.69	0.13

        As of May 30, 2002, the Company had 358 stockholders of record. To date, the Company has not declared or paid any cash dividends on its common stock. During Fiscal 2001, the Company was prohibited from paying cash dividends under the terms of its Credit Facility unless specifically approved by Comerica and due to limits imposed by the 2004 Notes, which the Company defaulted on in December 2000. Shares have traded sporadically since the end of Fiscal 2001, with recent sales at $0.025 in small numbers on July 10, 2002.

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants on the Effective Date for no value. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger of the Company with CMHI. The equity holders of CMHI will receive two new classes of Preferred Stock in the Company that will have a liquidation preference over the common shareholders and the referred shareholders will be able to convert one of the classes of Preferred Stock to 1,720,000 shares of Common Stock.

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

	Fiscal Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999	January 31, 1998
	(Dollars in Thousands, Except Per Share Data)
Operating Data:
Pawn Service Charges	$5,829	$7,621	$6,674	$3,636	$2,862
Merchandise Sales	14,154	21,234	13,978	8,170	7,215
Other Income	304	342	250	129	101

Total Revenues	20,287	29,197	20,902	11,935	10,178
Cost of Sales	11,807	18,416	10,832	5,634	5,192

Gross Profit	8,480	10,781	10,070	6,301	4,986
Store Operating Expenses	7,629	10,091	8,163	5,326	4,040
Corporate Administrative Expenses	2,774	3,442	3,020	3,074	2,117

EBITDA(1)	(1,923)	(2,752)	(1,113)	(2,099)	(1,171)
Interest Expense	1,282	2,347	1,358	996	3,761
Depreciation and amortization	481	1,071	805	618	504
Impairment Loss—store closings and goodwill write off (2)	47	1,879	—	—	—

Net Loss	(3,733)	(8,049)	(3,276)	(3,713)	(5,436)
Preferred Stock Dividends	—	150	83	692	217

Net Loss to Common Stockholders	(3,733)	$(8,199)	$(3,359)	$(4,405)	$(5,653)

Basic and Diluted Loss Per Weighted Average Common Share	$(1.49)	$(3.38)	$(1.40)	$(2.03)	$(9.03)

Other Data:
Locations in Operation:
Beginning of Period	45	46	32	19	19
Acquisitions	—	—	6	3	—
Opened	—	—	8	10	—
Closed	15	1	—	—	—
Sold	5	—	—	—	—

End of Period	25	45	46	32	19

Average Age of Stores—End of Period	5.11 years	3.45 years	2.45 years	2.35 years	2.78 years
Average Loans Per Location	$135	$140	$147	$138	$127
Average Inventory Per Location	$125	$115	$158	$94	$102
Annualized Inventory Turnover	2.5x	2.6x	2.0x	2.4x	2.5x
Cash Dividends Per Common Share	$—	$—	$—	$—	$—
Balance Sheet Data—End of Period:
Pawn Loans	$3,051	$6,288	$6,758	$4,419	$2,421
Inventories, Net	3,127	5,250	7,279	3,011	1,944
Working Capital (Deficit)	(10,070)	(6,948)	14,722	6,988	1,758
Total Assets	9,279	15,670	21,044	11,192	6,677
Long-Term Notes Payable, Net of Current Installments(3)	—	—	15,923	4,840	9,778
Stockholders' Equity (Deficit)	(8,033)	(4,300)	3,878	4,907	(6,222)

(1)
Earnings before interest, taxes, depreciation and amortization.

(2)
Loss on write off of fixed assets and goodwill of stores designated for closing.

(3)
The balance of current installments of long-term debt was $18,153,000 at February 3, 2001 as all long term debt is shown as current due to default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's strategy of expansion during Fiscal 1999 and Fiscal 1998 increased the Company's operating stores from 19 to 46. During the second quarter of Fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry overexpansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company initiated a financial restructuring in early Fiscal 2001 due to severe cash flow difficulties. The Company failed to meet its financial covenants with its secured lender in January 2001, and was in arrears on sales taxes, personal property taxes and trade payables. In January 2001, management concluded that without additional working capital, it would be unable to sustain operation of its 45 stores. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-advance over a six-month period beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores.

        John R. Boudreau, a crisis manager with extensive retail and turnaround experience became President and Chief Executive Officer of the Company in June 2001. Under Mr. Boudreau's direction, the Company aggressively consolidated operations, liquidated excess and aged inventory and reduced corporate staffing. During the financial and operational restructuring efforts, management determined to focus its operations in Georgia, North Carolina and South Carolina where it had profitable operating stores and could achieve economic and management efficiencies operating in fewer districts where it had established a strong customer base. Condensed geographic areas allowed the Company to reduce operating districts from seven to three thereby reducing the need for regional management and allowing faster implementation of new internal controls and consistent operating policies and procedures.

        Efforts to secure new financing were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code. The Company continued its financial and operational restructuring after the bankruptcy filing, closing or selling an additional five stores prior to the end of Fiscal 2001 and two additional stores after that date. The Company arranged a Post-Petition Credit Facility with Comerica in the amount of $7,200,000 and a $600,000 Note from Hulen. The Plan was filed with the Bankruptcy Court on February 15, 2002 and was amended on April 3, 2002. Pursuant to the Confirmation Order, the Plan became effective on May 31, 2002. Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger of the Company with CMHI, an affiliate of Mr. Moyers, a director of the Company. The Merger will provide the Company with in excess of $7.5 million in net assets including over $1.2 million in working capital. The Company has secured the Post-Confirmation Credit Facility in the amount of $4,500,000 in connection with the Merger.

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

        As a result of the closing and sale of stores in the financial restructuring of the Company, total revenues decreased to $20,287,000 in Fiscal 2001 as compared to $29,197,000 in Fiscal 2000, a 30.5% decrease. Gross profit in Fiscal 2001 decreased to $8,480,000 as compared to $10,781,000 in Fiscal 2000, an 21.3% decrease. The Company closed or sold 20 stores during Fiscal 2001 reducing the number of operating stores to 25 at February 2, 2002 as compared to 45 operating stores at February 3, 2001.

        The closing or sale of unprofitable stores resulted in the Company increasing its gross profit margin as a percent of merchandise sales in Fiscal 2001 to 21.2% as compared to gross margins of 15.3%, 16.9%, and 22.5% during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. Future gross profit margins are expected to increase as the Company resumes normal operations as it completes its financial reorganization. Gross profit as a percent of merchandise sales will be affected by the Company's lending practices and ability to effectively implement its specialty retail strategies.

        Selected elements of the Company's consolidated financial statements are presented below for Fiscal 2001, Fiscal 2000, and Fiscal 1999. The following table, as well as the discussion following, should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements" and the notes thereto.

	Fiscal Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Operating statement items as a percent of total revenues:
Merchandise sales	69.8%	72.7%	66.9%
Pawn service charges	28.7	26.1	31.9
Other	1.5	1.2	1.2

Total revenues	100.0	100.0	100.0
Cost of sales	58.2	63.1	51.8

Gross profit	41.8	36.9	48.2

Store operating expenses	37.6	34.5	39.1

Store contribution margin	4.2	2.4	9.1
Corporate administrative expenses	13.7	11.8	14.4

Loss before interest, depreciation and amortization and impairment loss on store closings and goodwill write off	(9.5)	(9.4)	(5.3)
Interest expense	6.3	8.0	6.5
Depreciation and amortization	2.4	3.7	3.9
Impairment loss—store closings and goodwill write off	0.2	6.4	3.9

Net loss	(18.4)%	(27.5)%	(15.7)%

Fiscal 2001 Compared to Fiscal 2000

        Total revenues decreased 30.5% to $20,287,000 during Fiscal 2001 as compared to $29,197,000 during Fiscal 2000. During Fiscal 2001 total revenues for the Company's 25 stores open for twelve months or more as of February 2, 2002 (the "Comparable Stores") decreased 7.6% to $17,639,000 in Fiscal 2001 as compared to $19,094,000.

        Merchandise sales decreased 33.3% to $14,154,000 during Fiscal 2001 as compared to $21,234,000 during Fiscal 2000 due to the decrease in number of operating stores. Merchandise sales at the Company's Comparable Stores decreased 8.1% to $12,366,000 during Fiscal 2001 compared to $13,458,000 during Fiscal 2000. Average inventory per store increased 8.7% to $125,000 at February 2, 2002 from $115,000 at February 3, 2001 primarily due to store consolidations.

        Pawn service charges decreased 23.5% to $5,829,000 during Fiscal 2001 from $7,621,000 during Fiscal 2000. Pawn service charges at the Company's Fiscal 2001 Comparable Stores decreased 7.5% to $5,010,339.

        Gross profit decreased 21.3% to $8,480,000 during Fiscal 2001 from $10,781,000 during Fiscal 2000. Gross profit at the Company's Fiscal 2001 Comparable Stores increased 11.5%, or $882,000 primarily to the improved gross margins on product sales. The Company's consolidated annualized inventory turnover rate was 2.5 times during Fiscal 2001.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses decreased 24.3% to $7,629,000, or 36.7% of total revenues, during Fiscal 2001 from $10,091,000, or 34.6% of total revenues, during Fiscal 2000. On a Fiscal 2001 Comparable Store basis, store operating expenses decreased $267,000 to $6,171,000 and were 35.0% of total revenues during Fiscal 2001 compared to $6,437,000 or 33.7% of total revenues during Fiscal 2000. The increase in Fiscal 2001 Comparable Store operating expenses as a percent of total revenues resulted from reduced sales due to overall decrease in inventories due to tighter lending practices.

        Store contribution margin increased 71.1% to $851,000 or 4.2% of total revenues from $517,000, or 1.8% of total revenues, during Fiscal 2001 compared to Fiscal 2000 primarily due to the impact of the inventory liquidations in Fiscal 2000 and due to improved performance at the Comparable Stores. The Company's Fiscal 2001 Comparable Stores generated a store contribution margin of $2,353,000 in Fiscal 2001 compared to a store contribution of $1,205,000 for Fiscal 2000.

        The following table presents an analysis of Fiscal 2001 Comparable Store performance compared to Fiscal. 2000:

	February 2, 2002	February 3, 2001
	(In thousands)
Merchandise sales	$12,366	$13,458
Pawn service charges	5,010	5,418
Other	263	2,024

Total revenues	17,639	20,091
Cost of sales	9,115	13,259

Gross profit	8,523	7,642
Store operating expenses	6,171	6,437

Store contribution margin	$2,353	$1,205

        Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees and investor relations expenses. Corporate administrative expenses decreased 19.4% to $2,774,000, during Fiscal 2001 from $3,442,000 during Fiscal 2000, including legal and professional fees of $265,000 primarily related to the Company's financial restructuring and bankruptcy filing. Corporate administrative expenses decreased primarily due to staff reductions and relocation of its corporate offices to the Atlanta, Georgia area. The Company's corporate administrative expenses increased as a percentage of total revenue from 11.8% in Fiscal 2000 to 13.7% in Fiscal 2001.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to a loss of $1,970,000 in Fiscal 2001 as compared to an EBITDA loss of $2,752,000 during Fiscal 2000. The Company reported an impairment loss of $1,879,000 in Fiscal 2000 related to store closings and the write off of goodwill as part of its financial restructuring.

        Interest expense decreased 45.4% to $1,282,000 in Fiscal 2001 compared to $2,347,000 in Fiscal 2000, primarily due to the Company not recording interest due on the 2004 Notes from the bankruptcy petition date, July 9, 2001, and due to reductions in the Company's line of credit balance from $8,221,000 at February 3, 2001 to $3,670,000 at February 2, 2002. Interest expense during Fiscal 2001 and Fiscal 2000 was related to borrowings under the Company's Credit Facility, the Company's 2004 Notes, and the Hulen Note.

        Fiscal 2000 included $150,000 in preferred stock dividends related to the Company's issuance of $2.5 million of preferred stock on September 1, 1999. The Company suspended payments of dividends in December 2000 and did not declare or pay any dividends on the preferred stock in Fiscal 2001.

        Net loss allocable to common stockholders during Fiscal 2001 was $3,733,000, or $1.49 per basic and diluted share, as compared to $8,199,000, or $3.38 per basic and diluted share, during Fiscal 2000.

        At February 2, 2002, the Company's accumulated net operating loss carryforwards for tax purposes were approximately $28,000,000. Such amounts are available to offset future federal taxable income, if any, through 2022. The Company anticipates that additional write-downs of debt issuance costs will occur when it adopts fresh-start reporting at the Effective Date of its Plan and it will realize income from conversion of debt to Common Stock that will affect the amount of the net operating loss carryforward for tax purposes available to the Company.

Fiscal 2000 Compared to Fiscal 1999

        Total revenues increased 39.7% to $29,197,000 during Fiscal 2000 as compared to $20,902,000 during Fiscal 1999. Total revenues in Fiscal 2000 for the Comparable Stores increased 28.5% and contributed to $5,777,000 of the increase.

        Merchandise sales increased 51.9% to $21,234,000 during Fiscal 2000 from $13,978,000 during Fiscal 1999. Merchandise sales in the Fiscal 2000 for the Comparable Stores increased 36.0% and contributed to $4,930,000 of the increase. Other income increased to $342,000 in Fiscal 2000 from $250,000 in Fiscal 1999. Average inventory per store decreased 27.2% to $115,000 at February 3, 2001 from $158,000 at January 29, 2000 primarily due to the inventory liquidations.

        Pawn service charges increased 14.2% to $7,621,000 during Fiscal 2000 from $6,674,000 during Fiscal 1999. Pawn service charges in the Fiscal 2000 for the Comparable Stores increased 12.8% and contributed to $847,000 of the increase primarily from improved earnings from renewals and redemptions.

        Gross profit increased 7.1% to $10,781,000 during Fiscal 2000 from $10,070,000 during Fiscal 1999. Gross profit in Fiscal 2000 for the Comparable Stores decreased 13.0% or $1,297,000, primarily due to the decrease in gross margin on product sales which decreased $2,232,000 due to aggressive pricing to sell aged inventory and increase liquidity. Loss of gross margin on merchandise sales at Comparable Stores in Fiscal 2000 was partially offset by the increase in pawn service charges. The Company's consolidated annualized inventory turnover rate was 2.6 times during Fiscal 2000 compared to 2.0 times during Fiscal 1999. The increase is primarily due to aggressive pricing policies implemented to reduce inventory levels. On a Comparable Store basis, the Company's annualized inventory turnover rate increased to 3.5 times compared to 2.6 times during Fiscal 1999.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 23.6% to $10,091,000, or 34.5% of total revenues, during Fiscal 2000 from $8,163,000, or 39.1% of total revenues, during Fiscal 1999. On a Comparable Store basis, store operating expenses increased $1,574,000 and comprised 36.2% of total revenues during Fiscal 2000 compared to 38.9% of total revenues during Fiscal 1999. The increase in Comparable Store operating expenses as a percent of total revenues resulted from reduced sales resulting from the impact of inventory liquidations and aggressive pricing implemented to generate liquidity.

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

Fiscal 1999 Compared to Fiscal 1998

        Total revenues increased 75.1% to $20,902,000 during Fiscal 1999 as compared to $11,935,000 during Fiscal 1998. Total revenues at Comparable Stores increased 31.7% in Fiscal 1999 and contributed to $3,736,000 of the increase.

        Merchandise sales increased 71.1% to $13,978,000 during Fiscal 1999 from $8,170,000 during Fiscal 1998. Merchandise sales at the Company's Comparable Stores increased 27.3% in Fiscal 1999 and contributed to $2,204,000 of the increase. Average inventory per store increased 68.1% to $158,000 at January 29, 2000 from $94,000 at January 30, 1999 primarily due to improvement in the Company's lending operations, which have increased the levels of merchandise available for sale, and the maturation of stores added during Fiscal 1999 and Fiscal 1998.

        Pawn service charges increased 83.6% to $6,674,000 during Fiscal 1999 from $3,636,000 during Fiscal 1998. Pawn service charges at the Comparable Stores increased 41.1% in Fiscal 1999 and contributed to $1,477,000 of the increase. The increased pawn services charges from Comparable Stores in Fiscal 1999 resulted primarily from pawn loans increasing 28.8% to $5,691,000 at January 29, 2000 from $4,419,000 at January 30, 1999.

        Gross profit increased 59.8% to $10,070,000 during Fiscal 1999 from $6,301,000 during Fiscal 1998. Gross profit at the Comparable Stores increased 20.2% in Fiscal 1999 and contributed to $1,257,000 of the increase. The increase in gross profit at the Comparable Stores is primarily attributable to increased pawn service charges which were offset slightly by decreased gross profit dollars from merchandise sales. The Company's realized gross profit margins on merchandise sales decreased during Fiscal 1999 due to operational changes implemented in September 1998. See discussion above under "General." The Company's consolidated annualized inventory turnover rate was 2.0 times during Fiscal 1999 compared to 2.4 times during Fiscal 1998. The decrease is primarily due to a larger base of new stores during the Fiscal 1999 combined with the effects of increased loan activities that resulted in higher average amounts of merchandise available for sale. On a Comparable Store basis, the Company's annualized inventory turnover rate decreased to 2.4 times during Fiscal 1999 compared to 2.6 times during Fiscal 1998.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 53.3% to $8,163,000, or 39.1% of total revenues, during Fiscal 1999 from $5,326,000, or 44.6% of total revenues, during Fiscal 1998. On a Comparable Store basis, store operating expenses increased $194,000 and comprised 33.8% of total revenues during Fiscal 1999 compared to 42.8% of total revenues during Fiscal 1998. The overall decrease in Comparable Store operating expenses as a percent of total revenues resulted from the Company's ability to leverage store operating expenses due to the 31.7% increase in Comparable Store revenues in Fiscal 1999.

        Store contribution margin increased 95.6% to $1,907,000, or 9.1% of total revenues, during Fiscal 1999 compared to $975,000, or 8.2% of total revenues, during Fiscal 1998 primarily due to significant improvements in the profitability of the Company's Comparable Stores which were offset by the effects of $338,000 in planned start-up losses at 14 stores added during Fiscal 1999. Excluding the effects of planned start-up losses, the Comparable Store contribution margin increased 89.9% to $2,245,000, or 14.5% of total revenues, during Fiscal 1999 compared to $1,182,000, or 10.0% of total revenues, during Fiscal 1998. Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees and investor relations expenses.

        Corporate administrative expenses decreased 1.8% to $3,020,000 during Fiscal 1999 from $3,074,000 during Fiscal 1998 primarily due to decreased professional fees which were offset by increased labor costs associated with the hiring of additional corporate, field and administrative personnel to support current and planned growth. The Company's rapid growth has reduced corporate administrative expenses from 25.8% of total revenues during Fiscal 1998 to 14.4% of total revenues during Fiscal 1999. Since the Company added 27 stores in the last two fiscal years and plans to add additional stores during the fiscal year ending January 27, 2001, management anticipates corporate administrative expenses to continue to decrease as a percentage of total revenues.

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

        Interest expense increased 36.3% to $1,358,000 during Fiscal 1999 from $996,000 during Fiscal 1998. Fiscal 1998 includes $495,000 in non-cash interest expense resulting from the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures and $313,000 in interest expense related to debt that was either converted or repaid upon completion of the Company's initial public offering. See note 6 to the consolidated financial statements included under "Item 8.—Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible subordinated debentures. Interest expense during Fiscal 1999 was related to borrowings under the Company's Credit Facility, the 2004 Notes, and other short-term borrowings which were utilized to fund store growth.

        During Fiscal 1998, the Company recognized $674,000 in noncash preferred stock dividends resulting from the accounting treatment relating to the beneficial conversion feature associated with its convertible preferred stock and $18,000 in preferred stock dividends associated with its 12% Series D convertible exchangeable preferred stock. See note 8 to the consolidated financial statements included under "Item 8.—Consolidated Financial Statements and Supplementary Data" for a discussion of the accounting treatment relating to the beneficial conversion feature associated with the Company's convertible preferred stock. All classes of the Company's preferred stock converted to common stock upon completion of the Company's initial public offering in March 1998. Fiscal 1999 included $83,000 in preferred stock dividends related to the Company's issuance of $2.5 million of preferred stock on September 1, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        At February 2, 2002, the Company's primary sources of liquidity were $413,000 in cash and cash equivalents, $333,000 in pawn service charges receivable, $3,051,000 in pawn loans outstanding, and $3,127,000 in inventories and the Company had $665,000 available to borrow under the Post-Petition Credit Facility.

        The Company initiated its financial restructuring in February 2001, selling or closing 15 stores between February and June 2001 to fund operating losses and repay the over-advance on the Credit Facility. The Company's attempts to raise additional working capital were unsuccessful and on July 9, 2001, the Company filed its bankruptcy petition. The Company was able to secure post-petition financing from Comerica in the amount of $7,200,000 which was contingent on the Company providing additional working capital financing which the Company was able to secure through the Hulen Note.

        The Company's profitability and liquidity is affected by the amount of loans outstanding, which is controlled in part by the Company's lending decisions. The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the sales value of the pledged property. Tighter credit decisions generally result in smaller loans in relation to the estimated sales value of the pledged property and can thereby decrease the Company's aggregate loan balance and, consequently, decrease pawn service charges. Additionally, lower loans in relation to the pledged property's estimated sales value tend to slightly increase loan redemptions and improve the Company's liquidity. Conversely, providing higher loans in relation to the estimated sales value of the pledged property can result in an increase in the Company's pawn service charge income. Higher average loan balances can also result in a slight increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company's liquidity.

        Under the terms of the Plan, the Company will receive an investment of approximately $7.5 million, of which at least $1.2 million will be in cash, through the Merger, in exchange for two classes of Preferred Stock. The non-voting Series A Preferred Stock and the Series B Preferred Stock will have a par value of $0.01 per share and will pay a 5% cumulative cash dividend annually. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date in amounts of at least 100,000 shares, or $500,000, per year. Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into 43% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and will have voting rights on the same basis as the Common Stock. The value of the Series B Preferred Stock to be issued is estimated to be approximately $2,500,000. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002. The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and CMHI. Management believes the merger will be approved.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other

Intangible Assets," which are effective for the fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that the cost of certain of intangible assets will no longer be subject to amortization. SFAS 141 and SFAS 142 are not expected to have a significant impact on the Company's consolidated financial position or results of operations. The purchase method has been applied on all acquisitions and the Company has no goodwill in the consolidated financial statements as the result of the writeoff of goodwill for impairment during Fiscal 2000.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 is expected to have no effect on the consolidated financial position or the results of operations of the Company except for certain classifications within the statements of operations.

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Lack of Profitability, Expected Operating Losses

        From its inception on January 13, 1994 through February 2, 2002, the Company has experienced aggregate losses of $32,653,000. The Company anticipated operating losses during the initial 12 months of each stores operations. Actual results of operations have indicated that the period a new location achieves profitable operating results exceeded the original projected period. Additionally, the Company's severe working capital shortages forced the liquidation of inventory that further extended operating losses in new stores and negatively impacted stores that had achieved profitable operating results. The Company's financial restructuring under the Bankruptcy Code will result in continued operating losses through Fiscal 2001 and Fiscal 2002. The success of the restructuring will be influenced by numerous factors including the number of stores the Company is able to operate, the Company's ability to maintain the quality of personnel, and the ability of the Company to implement its strategic plan.

Substantial Leverage; Inability to Service Debt; Conversion of Debt to Common Stock

        At February 2, 2002 the Company had short-term indebtedness of which represented borrowing under its Post Petition Credit Facility of $3,670,000, $600,000 borrowed under the Hulen Note, and total long-term indebtedness of $9,950,000 which represented borrowings under the 2004 Notes.

        The Company's negative operating cash flow and rapid growth created significant working capital shortages in the second quarter of Fiscal 2000. Inventory liquidations generated short-term liquidity but adversely affected seasonal sales due to inventory shortages. In December 2000 the Company was unable to service the interest payments on the 2004 Notes. In January 2001 the Company defaulted on the financial covenants of its Credit Facility and, due to reduced collateral, was in an over-advanced position on its line of credit by $970,000 which it was unable to repay. On February 9, 2001 the Company negotiated a modification of its Credit Facility, obtaining a waiver for the financial covenant and borrowing base defaults. The modification required the Company to raise additional working capital through equity or financing sources or through the sale or closing of Company stores and assets and to repay the overadvance by July 6, 2001, the maturity date.

        The Company was unable to raise working capital and initiated a plan to close or sell up to 15 of its stores beginning in February 2001. On July 9, 2001, the Company filed its bankruptcy petition. The Plan was confirmed by the Bankruptcy Court on May 20, 2002 and became effective on May 31, 2002. Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger. The equity holders of CMHI will receive two new classes of Preferred Stock that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of Preferred Stock to 1,720,000 shares of new Common Stock. Under the terms of the Plan, the Company will receive an investment of approximately $7.5 million, of which at least $1.2 million will be in cash, through the Merger, in exchange for two classes of Preferred Stock. The non-voting Series A Preferred Stock and the Series B Preferred Stock will have a par value of $0.01 per share and will pay a 5% cumulative cash dividend annually. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date in amounts of at least 100,000 shares, or $500,000, per year. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into 43% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and will have voting rights on the same basis as the Common Stock.

        The Company expects to repay its indebtedness with either (i) cash flows from operations, (ii) proceeds from the issuance of additional equity or debt securities, (iii) refinancing, or (v) the sale of certain assets. The Company's cash flow is dependent on its future performance and is subject to financial, economic and other factors, some of which are beyond the Company's control. Since the Credit Facility and the Hulen Note bear interest at a floating rate, the Company is sensitive to any increase in prevailing interest rates. The Company believes that, based upon anticipated levels of operations, it should be able to meet its debt service obligations when due. If the Company is unable to generate sufficient cash flow from operations to satisfy its interest obligations, the Company may be required to refinance all or a portion of such obligations, sell assets, or repay such indebtedness with proceeds from other capital transactions, such as the issuance of additional equity. There can be no assurance that such refinancing or extension will be available on reasonable terms or at all, that additional equity will be issued, or that a sale of assets will occur. The inability to repay such indebtedness could have a material adverse effect on the Company.

Restructuring Plans

        The Company plans to continue a consolidation and restructuring of it operating stores through Fiscal 2002 until it can achieve operating profitability. The Company's ability to operate in the three markets it will operate in, Georgia, North Carolina and South Carolina, will be contingent on its generate sufficient cash flow from operations and the ability to consummate its Plan. The Company's credit facility from Comerica includes restrictions on acquisitions and expansion, requiring any future growth to be funded from new equity.

Liquidity

        The Company entered into the $7.2 million Post-Petition Credit Facility during the bankruptcy proceeding and arranged the $600,000 Hulen Note to fund the restructuring and operating losses after the bankruptcy filing. As of February 2, 2002, the Company had cash on hand of $417,000 and availability of $665,000 under the Post-Petition Credit Facility based on the available collateral under its advance formula. The Company has secured a Post-Confirmation Credit Facility of $4.5 million from Comerica and will receive at least $1.2 million in cash and $6.3 million in marketable securities and other assets in the Merger with CMHI as part of its Plan. Management believes that the infusion of cash and marketable securities will provide adequate working capital to fund the Company's operations and make payments required under its Plan.

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

Risks Related to Automobile Title Loans

        Alabama, Georgia, and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately seven percent of the Company's total revenues during Fiscal 2001 and Fiscal 2000, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, unless the loan amount is in excess of $5,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these advances. There can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds against automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Cancellation of Common and Preferred Stock

        The Plan cancelled all outstanding equity interests in the Company for no value on as of May 31, 2002. The Company's unsecured, non-priority creditors will be issued up to 2,280,000 shares of

Common Stock in the reorganized Company, which will constitute 100% of the outstanding Common Stock of the Company at the Closing Date.

        The Company's Amended and Restated Certificate of Incorporation authorizes the issuance of up to 2,500,000 shares of Preferred Stock, par value $0.01 per share, with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without stockholder approval, issue Preferred Stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board of Directors as a device to prevent a change in control of the Company. Holders of the Preferred Stock may have the right to receive dividends, certain preferences and conversion rights.

        Under the terms of the Plan, the Company will merge with CMHI in exchange for two classes of Preferred Stock. The Series A Preferred Stock will have a par value of $0.01 per share and pay a $0.25 per share cumulative cash dividend annually. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date in amounts of at least 100,000 shares, or $500,000, per year. Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The preferred shareholders will also receive Series B Preferred Stock that will have a par value of $0.01 and is convertible to 1,720,000 shares of Common Stock of the reorganized Company. The Series B Preferred Stock also pays a $0.25 per share cumulative cash dividend annually.

        On September 1, 1999, the Company sold 416,667 shares of 8% convertible preferred stock, $6.00 par value per share. The preferred stock bears dividends at 8% per annum and is payable quarterly in cash. As of February 3, 2001, the Company was in arrears $50,000 on payment of dividends and did not anticipate having sufficient working capital to continue paying dividends. The preferred stock contains conversion rights that allow the purchaser to convert into the Company's common stock after March 1, 2001 at a discount to the current market price. The number of shares of common stock into which the preferred stock may be converted is based upon the then outstanding market price and, as such, could result in significant dilution to the Company's common stockholders. The preferred stock was redeemable in whole or in part, at specified redemption prices. As part of the Plan, the preferred stock was cancelled for no value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure relates to changes in interest rates related to its short term and long-term notes payable. The Company's Post-Petition Credit Facility with Comerica and the Hulen Note bear interest at variable rates that are frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes, which were in default due to non-payment of interest as of February 2, 2002, bear interest at a fixed rate of 12% per annum, are to be exchanged for Common Stock pursuant to the Plan. Based on the average outstanding indebtedness during Fiscal 2001, a 10% increase in overall interest rates would have increased the Company's interest expense by approximately $24,000 during Fiscal 2001.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheet of PawnMart, Inc. as of February 2, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. as of February 2, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 9, 2001. As further discussed in Note 1, the Company's successful emergence from bankruptcy is subject to consummation of the merger with C/M Holdings, Inc. (Note 12). These factors among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas
May 17, 2002

Independent Auditors' Report

The Board of Directors and Stockholders
PawnMart, Inc.:

We have audited the accompanying consolidated balance sheet of PawnMart, Inc. and subsidiaries as of February 3, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PawnMart, Inc. and subsidiaries as of February 3, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows, and is currently experiencing significant difficulties in meeting its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG LLP

Dallas, Texas
April 27, 2001

PAWNMART, INC. AND SUBSIDIARIES

(Operating as Debtor-in-Possession)

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	February 2, 2002	February 3, 2001
Assets
Current assets:
Cash and cash equivalents	$413	$417
Accounts receivable	36	42
Pawn service charges receivable	333	624
Pawn loans receivable	3,051	6,288
Inventories	3,127	5,250
Prepaid expenses and other current assets	282	401

Total current assets	7,242	13,022

Property and equipment	935	1,303
Debt issuance costs, net of accumulated amortization of $632 and $530 at February 2, 2002 and February 3, 2001, respectively	999	1,095
Other assets	103	250

Total assets	$9,279	$15,670

Liabilities and Stockholders' Deficit
Current liabilities:
Liabilities not subject to compromise
Accounts payable	$74	$770
Accrued interest payable	—	216
Accrued payroll and payroll taxes	83	177
Deferred rent	—	138
Other accrued expenses	330	516
Current installments of notes payable	4,270	18,153

	4,757	19,970

Liabilities subject to compromise
Prepetition liabilities	12,555	—

Total current liabilities	17,312	19,970

Commitments and contingencies	—	—
Stockholders' deficit
Preferred stock, $.01 par value; authorized 10,000,000 shares	—	—
8% Convertible preferred stock, $6.00 par value; 416,667 shares authorized, issued, and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $.01 par value; authorized 20,000,000 shares; 2,503,149 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at February 2, 2002 and February 3, 2001	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional paid-in capital stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(32,887)	(29,154)

Less treasury stock, at cost: 7,144 common shares	(70)	(70)

Total stockholders' deficit	(8,033)	(4,300)

Total liabilities and stockholders' deficit	$9,279	$15,670

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

(Operating as Debtor-in-Possession)

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Revenues:
Merchandise sales	$14,154	$21,234	$13,978
Pawn service charges	5,829	7,621	6,674
Other	304	342	250

Total revenues	20,287	29,197	20,902
Cost of sales	11,807	18,416	10,832

Gross profit	8,480	10,781	10,070

Expenses:
Store operating	7,629	10,091	8,163
Interest	1,282	2,347	1,358
Depreciation and amortization	481	1,071	805
Corporate administrative	2,509	3,442	3,020
Impairment charge from store closings and goodwill write-off	—	1,879	—
Loss on sale of stores	47	—	—
Reorganization items:
Professional fees	265	—	—

Total expenses	12,213	18,830	13,346

Net loss	(3,733)	(8,049)	(3,276)
Preferred stock dividends	—	150	83

Net loss to common stockholders	$(3,733)	$(8,199)	$(3,359)

Loss per common share—basic and diluted	$(1.49)	$(3.38)	$(1.40)

Weighted average shares—basic and diluted	2,503	2,428	2,403

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended February 2, 2002 and February 3, 2001 and January 29, 2000

(In Thousands, Except Per Share Data)

					Series A redeemable common stock Purchase warrants		Series B redeemable common stock Purchase warrants
									Additional paid-in capital stock purchase warrants
	Preferred stock		Common stock										Total Stockholders' equity (deficit)
										Additional paid-in Capital	Accumulated deficit	Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 30, 1999	—	—	2,410,292	24	1,380,000	173	1,380,000	86	—	22,290	(17,596)	(70)	4,907
Issuance of Series A redeemable common stock purchase warrants	—	—	—	—	462,840	58	—	—	—	—	—	—	58
Issuance of 8% convertible preferred stock and common stock purchase warrants	416,667	2,500	—	—	—	—	—	—	60	(288)	—	—	2,272
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,276)	—	(3,276)

Balance at January 29, 2000	416,667	$2,500	2,410,292	$24	1,842,840	$231	1,380,000	$86	$60	$22,002	$(20,955)	$(70)	$3,878
Issuance of common stock and warrants	—	—	92,857	1	—	—	—	—	—	2	—	—	3
Issuance of Series A redeemable common stock purchase warrants	—	—	—	—	131,220	18	—	—	—	—	—	—	18
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,049)	—	(8,049)

Balance at February 3, 2001	416,667	$2,500	2,503,149	$25	1,974,060	$249	1,380,000	$86	$60	$22,004	$(29,154)	$(70)	$(4,300)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,733)	—	(3,733)

Balance at February 2, 2002	416,667	$2,500	2,503,149	$25	1,974,060	$249	1,380,000	$86	$60	$22,004	$(32,887)	$(70)	$(8,033)

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Cash flows from operating activities:
Net loss	$(3,733)	$(8,049)	$(3,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge from store closings and goodwill write-off	—	1,879	—
Loss on sale of stores	47	—	—
Depreciation and amortization	481	1,071	805
Amortization of debt issuance costs	102	299	203
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	36	138	(120)
Pawn service charges receivable	291	86	(264)
Inventories, net	1,740	2,029	(3,827)
Prepaid expenses and other assets	227	(143)	(33)
Accounts payable	(696)	500	(253)
Accrued liabilities	(626)	167	300
Prepetition liabilities	2,577	—	—

Net cash provided by (used in) operating activities	446	(2,023)	(6,399)

Cash flows from investing activities:
Proceeds from sale of stores	800	—	—
Pawn loans receivable	2,771	470	(2,101)
Purchases of property and equipment	(67)	(484)	(1,765)
Acquisitions of operations	—	—	(1,208)

Net cash provided by (used in) investing activities	3,504	(14)	(5,074)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600	2,237	19,427
Principal payments on notes payable	(4,554)	(100)	(8,542)
Net proceeds from issuance of common stock and warrants	—	21	—
Payment of debt issuance costs	—	(349)	(1,104)
Net proceeds from issuance of preferred stock	—	—	2,272
Preferred stock dividends paid	—	(150)	(83)

Net cash provided by (used in) financing activities	(3,954)	1,659	11,970

Net increase in cash and cash equivalents	(4)	(378)	497
Cash and cash equivalents at beginning of year	417	795	298

Cash and cash equivalents at end of year	$413	$417	$795

Supplemental disclosures of cash flow information—
Cash paid for interest	$688	$1,706	$1,051

See notes 4, 6 and 8 for noncash investing and financing activities.

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Notes To Consolidated Financial Statements

February 2, 2002, February 3, 2001 and January 29, 2000

(1) Organization and Business

        PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer. As of February 2, 2002, the Company owned and operated 25 stores located in Alabama, Florida, Georgia, North Carolina, and South Carolina.

        The Company has suffered recurring losses from operations and negative cash flows. The Company's strategy of expansion during the two years ended January 29, 2000 (Fiscal 1999 and Fiscal 1998) increased the Company's operating stores from 19 to 46. As of February 3, 2001 (Fiscal 2000), the Company was operating 45 stores. During the second quarter of Fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry overexpansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company aggressively marked down aged inventory and liquidated over $1,800,000 of gold jewelry beginning in August 2000 to generate working capital. The inventory liquidation had a negative impact on store operating results in the fourth quarter of Fiscal 2000, the Company's primary selling season. Inventory shortages, particularly in gold jewelry, resulted in reduced sales and continuing negative cash flows.

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

        On July 9, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 (the "Confirmation Order") confirming the first amended plan of reorganization (the "Plan") filed by the Company under Chapter 11 of the United States Bankruptcy Code. The Plan became effective on May 30, 2002 (the "Effective Date").

        Set forth in note 12 is a summary of the material terms of the Plan, the Company's equity interests outstanding as of the Effective Date and to be outstanding as of August 30, 2002 (the "Closing Date").

        The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and C/M Holdings, Inc. (CMHI) which must be approved by the shareholders of CMHI. The meeting is scheduled to be held on August 29, 2002 subject to the Company completing all filings required by the Securities and Exchange Commission. Management believes the merger and Plan will be approved but there can be no assurance of these events.

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

            Management of the Company makes estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

            The Company's fiscal year ends on the Saturday nearest January 31. Accordingly, the fiscal years ended February 2, 2002 (Fiscal 2001) and January 29, 2000 (Fiscal 1999) consist of 52 weeks and fiscal year ended February 3, 2001 (Fiscal 2000) consists of 53 weeks.

  (b)
  Cash and Cash Equivalents

            The Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents.

  (c)
  Loans and Revenue Recognition

            Pawn loans (loans) are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, or the fair value of the collateral, if lower, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventories), which is recovered through sale.

            Pawn service charges receivable represent an amount equivalent to one month's earned pawn service charges, net of an allowance for pawn service charges deemed uncollectible, based on the Company's historical loan redemption rate.

            Merchandise sales consist of direct sales of merchandise to customers. Sales are recognized when title and risk of loss have passed to the customer, which is generally at the point of sale.

  (d)
  Inventories

            Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $83,000 and $180,000 at February 2, 2002 and February 3, 2001, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

            The Company provides an allowance for shrinkage and valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled approximately $139,000 and $351,000 at February 2, 2002 and February 3, 2001, respectively. Additions to inventory allowances recorded as cost of goods sold totaled approximately $0, $205,000 and $389,000 and deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $212,000, $148,000 and $236,000 during the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

            During fiscal year ended January 29, 2000, as a result of significant cash flow difficulties, the Company marked down directly aged inventory to cost of sales and liquidated over $1.8 million in gold jewelry to generate working capital.

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

            The Company determines whether its property and equipment is impaired whenever events or circumstances indicate that the carrying amount of its property and equipment may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If the carrying amount exceeds its estimated future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset. For the fiscal year ended February 3, 2001, the Company recorded an impairment charge totaling $1,542,000 based on its assessment of impairment. The impairment charge was recorded based on events and circumstances, which included overexpansion of industry, slower maturation of new stores and continued operating losses and negative cash flows, resulting in management's conclusion of impairment.

  (f)
  Goodwill

            Goodwill represents the excess of purchase price over the fair value of net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards No. 142, as described below, it was the Company's policy to amortize goodwill on a straight-line basis over the expected periods to be benefited, generally ten years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net operating cash flows using a discount rate reflecting the Company's average cost of funds. For the fiscal year ended February 3, 2001, the Company wrote-off all goodwill in the amount of $337,000, as an impairment charge based on its assessment of impairment for reasons as discussed in note 2(e).

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

  (h)
  Advertising Costs

            Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $22,000, $96,000, and $170,000 for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

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

  (k)
  Net Loss Per Common Share

            Basic net earnings (loss) per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings for common shares are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and the conversion of convertible securities during the beginning of the year, or for the period outstanding during the year for current issuances. Because the Company has had losses, basic and diluted loss per share are the same for all years presented.

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

(3) Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supercedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets and is effective for fiscal year 2002.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supercedes SFAS 121 and is effective for fiscal year 2002.

        The Company plans to adopt these standards as of their effective dates and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

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

        All purchase transactions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The excess purchase price over the fair market value of the net tangible assets acquired and identifiable intangible assets was recorded as goodwill. Management wrote off all goodwill as of February 3, 2001. The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(5) Property and Equipment

        Property and equipment consists of the following at February 2, 2002 and February 3, 2001 (in thousands):

	Years of Useful life	February 2, 2002	February 3, 2001
Automobiles	5	$167	$167
Furniture and equipment	5-7	2,328	4,025
Leasehold improvements	3-10	1,201	2,285

		3,696	6,477
Less: accumulated depreciation and amortization		(2,761)	(3,632)
Less: adjustment for impairment		—	(1,542)

		$935	$1,303

(6) Notes Payable

        Notes payable consist of the following at February 2, 2002 and February 3, 2001 (in thousands):

	February 2, 2002	February 3, 2001
Revolving line of credit with a bank, bearing interest at prime plus 4.00 basis points (8.75% at February 2, 2002) payable monthly, to mature on July 31, 2002, collateralized by substantially all of the Company's assets	$3,670	$8,221
Subordinated note payable to a related party, bearing interest at prime plus 5.00 basis points (9.75% at February 2, 2002) payable monthly, to mature on December 31, 2002, as amended, collateralized by a lien subordinate to the bank on substantially all of the Company's assets	600	—
Unsecured subordinated notes payable to individuals, bearing interest at 12% payable monthly, to mature on December 31, 2004	9,950	9,950
Other unsecured notes payable	—	36

	14,220	18,207
Less: Unamortized debt discount	(46)	(54)
Portion not subject to compromise	(4,270)	(18,153)

Portion subject to compromise	$9,904	$—

        The Company had a $10,000,000 revolving credit facility with Comerica Bank (the "Credit Facility"), prior to its bankruptcy filing. At February 3, 2001, $8,221,000 was outstanding under the Credit Facility. Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Company's borrowing was $970,000 in excess of its available borrowing base. Under the terms of the Credit Facility, the Company was required to maintain certain financial ratios and comply with certain technical covenants. The Company was not in compliance with these requirements and financial covenants as of February 3, 2001. The Company negotiated a modification of the Credit Facility on February 9, 2001 providing a waiver of the borrowing in excess of the borrowing base with a repayment schedule through July 6, 2001.

        The Company filed its bankruptcy petition on July 9, 2001 and entered into a new, post petition Credit Facility with Comerica Bank effective July 16, 2001 that expires on September 9, 2002, the anticipated effective date of the Company's plan of reorganization. The post petition Credit Facility bears interest at the prevailing prime rate plus 4.00% which was 8.75% at February 2, 2002. The original credit facility as modified provided for interest at the prevailing prime rate plus 2.00% which was 8.50% at February 3, 2001.    The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company is also prohibited from paying cash dividends or acquiring treasury stock unless specifically approved by Comerica Bank.

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes is payable monthly commencing with the second full calendar month following issuance. At February 2, 2002 and February 3, 2001, the Company was in default related to payment of interest on the 2004 Notes. At the option of the Company, the 2004 Notes may be redeemed prior to December 31, 2004 at stipulated redemption prices. The terms of the 2004 Notes contain certain covenants which limit (i) the payment of cash dividends on capital stock, (ii) the purchase, redemption or retirement of capital stock, (iii) the amount of transactions with affiliates, and (iv) the sales of assets. The Company issued a total of $9,950,000 of the 2004 Notes as of February 2, 2002 and February 3, 2001, respectively. The notes are shown as a liability subject to compromise as of February 2, 2002 and a current liability as of February 3, 2001.

        In connection with the sale of the 2004 Notes, the Company agreed to issue Series A redeemable common stock purchase warrants ("Series A Warrants") to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of February 2, 2002 and February 3, 2001, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $46,000 and $66,000 as of February 2, 2002 and February 3, 2001, respectively, representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

        In connection with the sale of the Debentures, the Company issued warrants to purchase 64,229 shares of the Company's common stock to participating NASD Broker-Dealers. The warrants have an exercise price of $16.50 per share and were exercisable through January 2, 2002.

        In connection with obtaining financing, the Company incurs origination and commitment fees. Such amounts are capitalized and are being amortized on a straight-line basis through the respective maturity date of each obligation. Amortization expense related to debt issuance costs was $195,000, $299,000, and $196,000 for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

        All of the Company's notes payable as of February 2, 2002 are due prior to the end Fiscal 2002. The 12% Notes due in 2004 have been classified as current due to the default on interest payments and are expected to be settled with the proposed bankruptcy settlement as more fully described in Note 12.

(7) Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 2, 2002 and February 3, 2001 are presented below (in thousands):

	February 2, 2002	February 3, 2001
Deferred tax assets:
Net operating loss carryforwards	$9,768	$8,029
Property and equipment	248	248
Inventories	109	109
Goodwill and other intangible assets	—	51
Impairment and goodwill writeoff	763	763

Total gross deferred tax assets	10,888	9,200
Less valuation allowance	(10,888)	(9,200)

Net deferred tax assets	—	—

        At February 2, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $28,000,000. Due to the Company's bankruptcy filing (see note 12), these net operating loss carryforwards may or may not be available to offset future federal taxable income. A formal legal or tax opinion on the effects of the Company's bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management. Deferred tax valuation allowances of $10,888,000 and $9,200,000 offset deferred tax assets at February 2, 2002 and February 3, 2001, respectively, based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(8) Equity

        On October 27, 2000, the Company's shareholders approved a reverse stock split of the Company's common stock whereby holders received one share of common stock for each three shares of common stock held prior to the split. All shares and per share amounts in these consolidated financial statements have been adjusted to give effect to this reverse stock split.

        On September 1, 1999, the Company sold 416,667 shares of 8% Convertible Preferred Stock, $6.00 par value per share (the "Preferred Stock") resulting in net proceeds of $2,272,000. The Preferred Stock bears dividends at 8% per annum and is payable quarterly in cash. The Preferred Stock is not convertible into the Company's common stock until March 1, 2001. From March 1, 2001 until August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at the lesser of (i) 80% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market or (ii) $18.00 per share. After August 31, 2002, the Preferred Stock is convertible at the option of the purchaser at 66 2/3% of the average closing sales price of the Company's common stock for the preceding 25 trading days as quoted on the NASDAQ market. The Company may redeem the Preferred Stock, in whole or in part, prior to August 31, 2002 at 120% of the par value of Preferred Stock then outstanding. After August 31, 2002, the Company may redeem the Preferred Stock, in whole or in part, at 100% of the par value of the Preferred Stock then outstanding. Each share of the Preferred Stock shall be entitled to one vote per share, voting together with the holders of the Company's common stock, on all matters submitted to a vote of stockholders. In connection with the sale of the Preferred Stock, the Company issued 312,500 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $15.00 per share and 90,000 warrants exercisable to purchase shares of the Company's common stock through August 31, 2004 at $10.80 per share (collectively referred to as the ("Preferred Stock Warrants"). The fair value of the Preferred Stock Warrants has been recorded as a $60,000 reduction of additional paid-in capital in the accompanying consolidated balance sheet at February 3, 2001 and January 29, 2000.

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

        As a result of a private placement of preferred stock, par value $.01 per share, the Company currently has outstanding warrants to purchase 8,886 shares of the Company's common stock which were issued to participating NASD Broker-Dealers. The warrants have an exercise price of $16.50 per share and are exercisable through January 2, 2002.

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

        Under the Directors' Option Plan, stock options will be granted to any director who is not an employee of the Company and is not a holder of more than 5% of the outstanding shares of common stock. Newly appointed eligible directors will automatically receive an initial grant of options to purchase 75,000 shares of common stock. All eligible directors will receive annual grants of options to purchase the lessor of 60,000 shares of common stock or $200,000 in market value of underlying common stock. Options granted under the Directors' Option Plan are required to have an exercise price equal to or greater than the closing price of common stock on the date of grant. The options will be immediately exercisable and will have a contractual term of ten years from the date of grant. The Company granted 25,000 and 33,334 stock options under the Directors' Option Plan during the fiscal years ended February 3, 2001 and January 29, 2000, respectively, with exercise prices ranging from $9.00 to $13.32.

        As explained more fully in Note 12 stock options are classified as Class 5 Interests and in accordance with the Plan will be deemed canceled as of the Effective Date.

        The following table summarizes stock option activity from January 30, 1999 through February 2, 2002:

				Exercisable
	Employee Option Plan	Directors' Option Plan	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance at January 30, 1999	289,475	41,667	$11.91	89,528	$12.09
Granted	33,667	33,333	$9.66
Cancelled	(12,660)	—	$12.54

Balance at January 29, 2000	310,482	75,000	$11.52	190,976	$11.46
Granted	—	25,000	$9.00
Cancelled	(34,608)	—	$11.37

Balance at February 3, 2001	275,874	100,000	$11.35	273,049	$10.96
Cancelled	(74,973)	—	$11.47

Balance at February 2, 2002	200,901	100,000	$11.32	291,814	$10.92

        The following table summarizes total stock options outstanding under the Employee Option Plan and Directors' Option Plans as of February 2, 2002:

Exercise Price	Total Options	Weighted Average Remaining Life	Currently Exercisable
$ 9.00	52,550	7.4	52,550
$ 9.75	44,823	7.4	42,757
$11.37	72,795	5.7	71,841
$12.00	3,333	6.4	3,333
$12.75	119,067	6.4	113,000
$13.32	8,333	6.2	8,333

	300,901		291,814

        The Company applies the intrinsic value method of accounting for its option issuances. Accordingly, no compensation expense has been recognized for its employee stock option grants.

        There were no stock options issued during the fiscal year ended February 2, 2002. The weighted average grant-date fair value of options issued during the fiscal years ended, February 3, 2001 and

January 29, 2000 was $5.10 and $2.73, respectively, which was calculated in accordance with the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended February 3, 2001	Year Ended January 29, 2000
Expected term (years)	4.00	3.01
Risk-free interest rate	6.36%	5.20%
Expected volatility	68.25%	37.07%
Expected dividend yield	0.00%	0.00%

        Had compensation cost for the Company's stock option plans been determined consistent with the fair value method of Statement of Financial Accounting Standards No. 123, the Company's net loss would have increased to the pro forma amounts shown below:

	Fiscal Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net loss applicable to common stockholders:
As Reported	$(3,733)	$(8,199)	$(3,359)
Proforma	$(3,860)	$(8,326)	$(3,672)
Net loss per share—basic and diluted:
As Reported	$(1.49)	$(3.38)	$(1.40)
Proforma	$(1.54)	$(3.43)	$(1.53)

(10) Commitments and Contingencies

        The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases, including leases with a related party, was approximately $2,230,000, $1,918,000, and $1,339,000 for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

        Future minimum lease payments under non-cancelable operating leases as of February 2, 2002 are (in thousands):

2003	$1,137
2004	1,165
2005	1,036
2006	623
2007	260
Thereafter	98

Total minimum lease payments	$4,319

        The Company leased its Weatherford, Texas pawnshop from a joint venture owned by certain stockholders of the Company. Rent expense related to this lease totaled $4,000 during the fiscal year ended February 2, 2002, $58,000 during the fiscal year ended February 3, 2001, and $56,000 during fiscal year ended January 29, 2000. The store was sold to an affiliate of the joint venture and the Company for $300,000 as part of its financial restructuring in March 2001.

        The Company is involved in various claims and lawsuits arising in the ordinary course of business.    Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) Selected Quarterly Financial Data—Unaudited

        Interim results are not necessarily indicative of fiscal year performance because of the impact of short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In Thousands, Except Per Share Data)
Year ended February 2, 2002:
Total revenue	$5,823	$5,205	$5,023	$4,236
Gross profit	1,653	2,035	2,185	2,607
Net loss to common shareholders	(2,079)	(1,035)	(340)	(279)
Net loss per share—basic and diluted	(0.83)	(0.41)	(0.14)	(0.11)
Weighted average shares	2,503	2,503	2,503	2,503
Year ended February 3, 2001:
Total revenue	$6,712	$6,631	$7,074	$8,780
Gross profit	2,988	2,933	2,793	2,067
Net loss to common shareholders	(1,167)	(1,190)	(1,273)	(4,569)
Net loss per share—basic and diluted	(0.48)	(0.48)	(0.53)	(1.89)
Weighted average shares	2,403	2,403	2,403	2,428

        During the fourth quarter of Fiscal 2000, the Company recorded an impairment charge for its property and equipment and its goodwill totaling $1,879,000.

(12) Subsequent Events

        On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 (the "Confirmation Order") confirming the first amended plan of reorganization filed by the Company under Chapter 11 of the United States Bankruptcy Code. A copy of the Confirmation Order, the First Amended Plan of Reorganization, as modified following the Confirmation Date (the "Plan"), and the related First Amended Disclosure Statement (the "Disclosure Statement") are attached as Exhibits 99.1, 99.2, 99.3 hereto and are incorporated herein by reference. The Plan became effective on May 31, 2002 (the "Effective Date"). Set forth below is a summary of the material terms of the Plan, the Company's equity interests outstanding as of the Effective Date and to be outstanding as of August 30, 2002 (the "Closing Date"). The information set forth below is qualified in its entirety by reference to the Confirmation Order, the Plan, and the Disclosure Statement incorporated herein by reference. Capitalized terms used in this report but not defined herein shall have the same meanings as in the Plan.

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

        Class 1 Claims. Class 1 Claims consist of the Allowed Secured Claims of Comerica Bank ("Comerica"). Class Claims shall be satisfied by the Company's execution on the Closing Date of new loan documents with Comerica establishing a new line of credit in the amount of $4,500,000, having the following basic terms: term of 18 months from the Effective Date; interest rate of Prime Rate plus 2%; advance rates of 70% on eligible pawn loan receivables and 60% on eligible inventory with a 2% reduction in the advance rate on Eligible Inventory each three months. The new loan will be secured by all of the assets of the Company, including the assets of C/M Holdings, Inc. (CMHI) (as herein defined) following the consummation of the Merger (as herein defined).

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

        Dividends. Holders of the Series A Preferred Stock and Series B Preferred Stock are each entitled to receive an annual cumulative cash dividend of $.25 per share, payable quarterly in arrears. Dividends on the Series A Preferred Stock and the Series B Preferred Stock will commence to accrue as of the Closing Date. The holders of Common Stock are entitled to receive such dividends, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company that are legally available therefore; provided, that no dividends shall be declared or paid on the Common Stock if accrued dividends on the Series A Preferred Stock or Series B Preferred Stock, as the case may be, have not been paid. The Company currently does not anticipate declaring and paying any cash dividends on the Common Stock.

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

        Conversion. The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time after the July 31, 2002, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into 43% of the issued and outstanding shares of Common Stock (following the issuance of the Common Stock to the holders of Class 4 Claims as described above).

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

        Issuance of Common Stock. On the Closing Date, the Company will issue approximately 2,280,000 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, will represent approximately 57% of the issued and outstanding share of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of

CMHI pursuant to the Merger, as more fully described below. Of the 2,280,000 shares of Common Stock to be issued to the holders of Class 4 Claims, approximately 1,280,000 shares of Common Stock will be restricted from trading for a two-year period immediately following the Confirmation Date. The balance of the shares of Common Stock to be issued to the holders of Class 4 Claims will not be subject to any trading restrictions. The Company intends to apply for reinstatement on the NASDAQ Small-Cap Market and register 1,000,000 shares of Common Stock for listing thereon.

        Merger with CMHI. On the Closing Date, CMHI and the Company will combine in a merger intended to qualify under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Merger"). Pursuant to the Merger shareholders of CMHI will receive Series A Preferred Stock and Series B Preferred Stock, as more fully set forth below. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002. It is anticipated that as of the Closing Date, CMHI will provide over $7.5 million in net assets, of which at least $1.2 million will be in cash. An independent valuation of the net assets of CMHI will be performed by SWS Securities, Inc., financial consultants engaged by the Unsecured Creditors Committee. The estimated value of the Company as of the Closing Date is projected to be $2,616,716, based on the net book value of the assets after conversion of the Class 4 Claims to Common Stock, as described above.

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

        PawnMart, Inc. will adopt fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received no voting shares in the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below as of May 31, 2002:

(unaudited - in thousands)
Postpetition and current liabilities	$4,254
Liabilities deferred pursuant to Chapter 11 proceeding	12,555

Total postpetition liabilities and allowance claims	16,809
Reorganization value—estimated	8,300

Excess liabilities over reorganized value	$(8,509)

        The effect of the proposed Merger with CMHI, scheduled to close in August 2002 in accordance with the plan of reorganization and consummation of the plan of reorganization on PawnMart, Inc.'s consolidated balance sheet as of May 31, 2002 (unaudited), which is the Effective Date, is as follows:

	UNAUDITED
	Pre- confirmation	(1) Debt Discharge	(2) Fresh Start	Reorganized Balance Sheet Prior to Merger
Assets
Current Assets:
Cash	$247	—	—	247
Accounts Receivable	39	—	—	39
Pawn Loans	3,355	—	—	3,355
Inventory	2,489	—	—	2,489
Prepaid Expense	219	—	—	219

	6,349	—	—	6,349
Furniture And Equipment	3,754	—	—	3,754
Accumulated Depreciation	(2,893)	—	—	(2,893)
Other Long Term Assets	1,121	—	(999)	122

	$8,331	—	(999)	7,332

Liabilities and Stockholders' Equity (Deficit):
Liabilities Not Subject to Compromise:
Accounts Payable—Trade	$9	—	—	9
Accrued Liabilities	562	—	—	562
Notes Payable—Current maturities	3,683	—	—	3,683

	4,254	—	—	4,254
Liabilities Subject to Compromise:
Prepetition Liabilities	12,555	(12,555)	—	—
Notes Payable—Priority Tax Claims	—	838	—	838
Stockholders' Equity (Deficit):	—
Common Stock—old	75	(75)	—	—
Common Stock—new	—	23	—	23
Common Stock Warrants	393	(393)	—	—
Additional Paid In Capital	21,955	5,416	(25,154)	2,217
Treasury Stock, At Cost	(70)	70	—	—
Preferred Stock—8% Convertible	2,500	(2,500)	—	—
Accumulated Deficit	(33,331)	9,176	24,155	—

	$8,331	—	(999)	7,332

(1)
Debt discharge adjustments consist of the exchange of $11,717,000 of prepetition debt for common stock in the reorganized company, elimination of all prepetition equity interests (including warrants and treasury shares) and recognition of a gain of approximately $9,176,000 from discharge of debt.

(2)
Fresh start adjustments consist of a write off of unamortized debt issuance costs of $999,000 transfer of accumulated deficit to additional paid in capital. No fair value adjustments have been assumed as the carrying value of assets and liabilities approximates their fair value.

        The proposed Merger with CMHI is scheduled to close in August 2002 in accordance with the plan of reorganization. Following is a proforma balance sheet as of May 31, 2002 (unaudited), which reflects the merger of CMHI and the Company as if the proposed transaction was consummated as of that date:

	UNAUDITED
	PawnMart, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Balance Sheet as of 5/31/2002 (unaudited)	(3) Merger Adjustments	Consolidated Proforma Reorganized Balance Sheet
Assets
Current Assets:
Cash	$247	557	512	1,316
Accounts Receivable	39	96	(16)	119
Pawn Loans—Net	3,355	—	—	3,355
Inventory—Net	2,489	—	—	2,489
Prepaid Expense	219	—	—	219

	6,349	653	496	7,498
Marketable Securities	—	5,960	—	5,960
Other Investments	—	1,841	(1,765)	76
Furniture And Equipment	3,754	78	—	3,832
Accumulated Depreciation	(2,893)	—	—	(2,893)
Other Long Term Assets—Net	122	526	(526)	122

	$7,332	9,058	(1,795)	14,595

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts Payable—Trade	$9	25	—	34
Accrued Liabilities	562	62	—	624
Notes Payable—Current Maturities	3,683	—	(600)	3,083

	4,254	87	(600)	3,741
Notes Payable—Priority Tax Claims	838	—	—	838
Deferred Tax Liability	—	1,854	(1,854)	—
Redeemable Preferred Stock	—	—	5,416	5,416
Stockholders' Equity:
Preferred Stock	—	1	2,499	2,500
Common Stock	23	12	(12)	23
Additional Paid In Capital	2,217	5,655	(5,945)	1,927
Treasury Stock, At Cost	—	(603)	603	—
Retained Earnings	—	2,052	(1,902)	150

	$7,332	9,058	(1,795)	14,595

(3)
Merger adjustments consist of consolidation of assets of CMHI as of May 31, 2002 at fair value including adjustment to distribute other investments to shareholders of CMHI prior to the merger, elimination of intangible assets totaling $526,000, payment of notes payable totaling $600,000 due on the closing date, elimination of deferred tax liabilities on future sales of marketable securities, issuance of preferred stock to

  CMHI shareholders in conjunction with the merger and payment of an fee of $150,000 due at closing to affiliates of CMHI.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 2, 2002, the Company engaged Grant Thornton LLP as the Company's new principal independent accountant to audit the Company's consolidated financial statements as of and for the fiscal year ended February 2, 2002. The client-auditor relationship between the Company and KPMG LLP ("KPMG") terminated upon completion of the audit of the Company's consolidated financial statements as of and for the year ended February 3, 2001. The Company did not have any disagreements with KPMG on accounting and financial disclosure matters during the two fiscal years ended February 3, 2001.

        In connection with the audit of the fiscal year ended February 2, 2002, and the subsequent interim period through August 5, 2002, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company as of February 2, 2002 were as follows:

Name	Age	Title
John R. Boudreau(1)(2)(4)	77	Chairman of the Board, Chief Executive Officer, President and Director)
Robert W. Schleizer(1)(3)(4)	48	Executive Vice President, Chief Financial Officer, Treasurer and Director
Donnelly McMillen(1)(2)	79	Director
Dwayne A. Moyers(1)(3)	33	Director
James R. Richards(3)(4)	56	Director

(1)
Member of Corporate Governance Committee.

(2)
Member of Compensation and Human Resource Committee.

(3)
Member of Audit and Finance Committee.

(4)
Member of Nominating Committee.

        John R. Boudreau was elected as Director in January 2001 and was appointed to serve as Chairman, Chief Executive Officer and President in June 2001. Mr. Boudreau currently consults with several public and private companies through Boudreau & Associates. He has extensive turnaround and restructuring experience. Mr. Boudreau previously had served as Chief Executive Officer for Michigan General Corp., Bel Air House Products, Classic Chemical, Inc. and Oversees Inns.

        Robert W. Schleizer was elected as Executive Vice President, Chief Financial Officer, Treasurer and Director in January 2001. Mr. Schleizer is a partner with Tatum CFO Partners, LLP, a national firm of Chief Financial Officers and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.

        Dwayne A. Moyers was appointed to the Board of Directors in March 2001, and will be appointed as a Vice President after the Merger. Mr. Moyers has served as Vice President, Secretary and Treasurer of CMHI since November 1994, and as a director of that company since May 1997. He has served as Vice President of Hulen Capital Partners, Inc. since July 1994. Mr. Moyers has served as Vice President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc. From April 1991 to July 1997 he was an investment representative with Investment Management & Research, a subsidiary of Raymond James Financial Inc. Mr. Moyers has served as a director of American IronHorse Motorcycle Company, Inc., a privately-held motorcycle manufacturing company located in Fort Worth, Texas, since March 1998.

        Donnelly McMillen was appointed to the Board of Directors in March 2001. Mr. McMillen is an attorney and real estate investor and provides consulting services to several public and private companies.

        James Richards was appointed to the Board of Directors in May 2001. Mr. Richards is Managing Director of Texas Business Capital, Inc., a merchant banking firm. Mr. Richards served as Managing Director of Dillon-Gage Securities, Inc. a NASD broker/dealer from 1999 to 2001, Managing Director of Corporate Finance, Inc., a private investment banking firm from 1994 to 1999 and was President of National Technologies, Inc., a publicly traded company engaged in manufacturing and distributing industrial products from 1986 to 1994. He is a former CPA with Haskins & Sells, a predecessor firm to Deloitte & Touche, Certified Public Accountants.

COMMITTEES OF THE BOARD

        The Board of Directors held seven meetings during Fiscal 2001. The Board of Directors has appointed four committees: an Audit and Finance Committee, a Compensation and Human Resource Committee, a Corporate Governance Committee, and a Nominating Committee. The Audit and Finance Committee held four meetings which all members attended. All Audit and Finance Committee members are independent directors. The Compensation and Human Resource Committee did not meet in fiscal 2001, and the Corporate Governance Committee and Nominating Committee each held one meeting. All directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which they serve.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and each executive officer of the Company whose total annual salary and bonus exceeds $100,000 during Fiscal 2001, 2000 and 1999 (collectively, the "Named Executive Officers"). As of the date hereof, the Company has not granted any stock appreciation rights.

		Annual Compensation		Long-Term Compensation
Name and Principal Position During Fiscal 2001	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Robert W. Schleizer	2001	270,375	—	—	—
Chief Financial Officer and	2000	7,219	—	—	—
Executive Vice President(1)	1999	—	—	—	—
Carson R. Thompson(2)(3)	2001	67,307	—		—
	2000	182,692	—	—	—
	1999	164,423	—	—	—
Michael D. Record(2)(4)	2001	40,385	—	—	—
	2000	153,077	—	—	—
	1999	137,308	4,615	20,000	—
Michael Musgrove(2)(5)	2001	83,230	—	—	—
	2000	101,538	—	—	—
	1999	90,000	—	—	—
Randall L. Haden(2)	2001	100,000	—	—	—
Vice President—Information Systems	2000	101,538	—	—	—
	1999	90,000	—	—	—

(1)
Mr. Schleizer is a partner with Tatum CFO Partners, LLP ("Tatum"), which receives a resource fee equal to 20% of Mr. Schleizer's salary. Tatum received total payments of $37,913 and $6,693 in Fiscal 2001 and Fiscal 2000, respectively.

(2)
Mr. Thompson, Mr. Record, Mr. Musgrove and Mr. Haden received personal benefits in addition to salary and bonuses. The aggregate amount of such personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of their annual salary and bonus.

(3)
Mr. Thompson resigned from the Company in May 2001. Included in his compensation is a severance payment of $12,500 paid in June 2001. The remaining $37,500 of Mr. Thompson's severance agreement was not paid due to the bankruptcy filing.

(4)
Mr. Record joined the Company in September 1998 at an annual salary of $120,000. In connection with his employment, Mr. Record received a $30,000 signing bonus that was paid over a six month period. Mr. Record's employment was terminated in January 2001 and he received severance payments equal to $34,615 in Fiscal 2001.

(5)
Mr. Musgrove was elected as Vice President—Finance in September 2000 and as President in January 2001. Mr. Musgrove borrowed $50,000 in Fiscal 1999. Mr. Musgrove paid interest on the note at a rate of 10% through February 3, 2001. The Company recorded a $50,000 allowance related to this borrowing as of February 3, 2001. Mr. Musgrove resigned as President on June 5, 2001 and continued to work for the Company until September 2001.

        There were no grants of options to purchase shares of common stock under the PawnMart, Inc. 1997 Employee Stock Option Plan and the 1997 Directors' Option Plan made during Fiscal 2001 to Named Executive Officers and Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of the outstanding equity interests in the Company were cancelled on May 31, 2002, in accordance with the terms of the Plan approved by the Bankruptcy Court on May 20, 2002.

        The following table sets forth certain information with respect to voting securities beneficially owned by (i) each person who is known by the Company to beneficially own more than five percent of the Company's outstanding voting shares, (ii) the directors and certain executive officers of the Company, individually; and (iii) the directors and all executive officers of the Company as a group, as of May 30, 2002, which is immediately before the cancellation of these interests:

	Shares Beneficially Owned (1)(2)
	Number of Shares	Percent of Total
BENEFICIAL OWNER
Carson R. Thompson(3)(15)	186,489	4.8%
Michael D. Record(3)(16)	28,472	*
Randall L. Haden(3)(17)	28,319	*
Robert D. Bourland(4)(18)	19,928	*
James E. Berk(5)(19)	21,081	*
Monty R. Standifer(6)(19)	18,333	*
Mark E. Kane(7)(19)	21,081	*
J. Roger Williams(8)(20)	28,000	*
John R. Boudreau(9)	—	—
Robert W. Schleizer(10)	—	—
Dwayne A. Moyers(11)	—	—
Donnelly McMillen(12)	—	—
James R. Richards(13)	—	—
All directors and executive officers as a group (13 persons)	362,161	9.2%
Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(14) (21)	125,000	3.2%

*
Less than 1% of the outstanding voting shares.

(1)
Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares beneficially owned by such person.

(2)
In calculating the percentage of shares beneficially owned, the number of voting shares deemed outstanding was 3,922,378 as of May 30, 2002 which includes 1,419,161 shares issuable pursuant to stock options and warrants which may be exercised within sixty (60) days after May 30, 2002.

(3)
His address is 1821 Sanguinet Street, Fort Worth, Texas 76107.

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

(7)
The address for Mr. Kane is 1017 N. Central Expressway, Suite 100, Plano, Texas 75075.

(8)
The address for Mr. Williams is 1015 Fort Worth Street, Weatherford, Texas 76086.

(9)
The address for Mr. Boudreau is 16210 Spring Creek Boulevard, Dallas, Texas 75248.

(10)
The address for Mr. Schleizer is 1532 W. Pleasant Run Road, Desoto, Texas 75115.

(11)
The address for Mr. Moyers is 3417 Hulen Street, Fort Worth, Texas 76107.

(12)
The address for Mr. McMillen is 6714 La Costa Drive, Rowlett, Texas 75088.

(13)
The address for Mr. Richards is 4431 Walnut Hill Lane, Dallas, Texas 75229.

(14)
The address for Mr. Upchurch is 500 Main Street, Suite 600, Fort Worth, Texas 76102.

(15)
Includes options exercisable for the purchase of 69,386 shares of common stock.

(16)
Includes options exercisable for the purchase of 28,472 shares of common stock.

(17)
Includes options exercisable for the purchase of 16,294 shares of common stock.

(18)
Includes options exercisable for the purchase of 19,928 shares of common stock.

(19)
Includes options exercisable for the purchase of 18,333 shares of common stock.

(20)
Includes options and warrants exercisable for the purchase of 28,000 shares of common stock.

(21)
Includes warrants exercisable for the purchase of 104,167 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During Fiscal 2001 the Company secured a $600,000 subordinated credit facility from Hulen Pawn Shop Investors, L.L.C. (the "Hulen Note"), an affiliate of Dwayne A. Moyers, a director of the Company, which loan was approved by the Bankruptcy Court on July 16, 2001. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5%; is convertible, at the option of the lender, into up to 12% of the common stock of the reorganized Company; and matures on December 31, 2002.

        During Fiscal 2001, the Company sold its store in Weatherford, Texas to a partnership affiliated with former shareholders of the Company and its current landlord for $300,000. The Company reported an $83,000 gain on the sale and was also released from its obligations under the lease agreement for that store location.

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

PAWNMART, INC.

By:	/s/ John R. Boudreau John R. Boudreau Chief Executive Officer and Chairman of the Board	August 8, 2002 Date	By:	/s/ Robert W. Schleizer Robert W. Schleizer Executive Vice President and Chief Financial Officer	August 8, 2002 Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BOUDREAU John R. Boudreau	Chief Executive Officer, President Chairman of the Board and Director (Principal Executive Officer)	August 8, 2002
/s/ ROBERT W. SCHLEIZER Robert W. Schleizer	Executive Vice President Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	August 8, 2002
/s/ JEFFREY A. CUMMER Jeffrey A. Cummer	Director	August 8, 2002
/s/ DONNELLY MCMILLEN Donnelly McMillen	Director	August 8, 2002
/s/ DWAYNE A. MOYERS Dwayne A. Moyers	Director	August 8, 2002
/s/ JAMES RICHARDS James Richards	Director	August 8, 2002