Form 10-Q
period 2001-05-05
PAWNMART INC
filed 2002-08-12
CIK 1048142

Use these links to rapidly review the document
PAWNMART, INC. INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 5, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)

2175 Old Concord Road SE, Suite 200, Smyrna, Georgia 30080
(Address of principal executive offices)

(678) 305-7211
(Registrant's telephone number)

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

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 5, 2001	February 3, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332	$417
Accounts receivable	17	42
Pawn service charges receivable	503	624
Pawn loans	5,091	6,288
Inventories, net	4,439	5,250
Prepaid expenses and other current assets	192	401

Total current assets	10,574	13,022

Property and equipment, net	1,194	1,303
Debt issuance costs, net	1,030	1,095
Other assets, net	104	250

Total assets	$13,011	$15,670

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$2,862	$1,817
Current installments of notes payable (note 2)	16,528	18,153

Total current liabilities	19,390	19,970
Stockholders' deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares	—	—
8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $0.01 par value; authorized 20,000,000 shares; 2,503,213 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at May 5, 2001 and February 3, 2001, respectively (note 2)	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(31,233)	(29,154)

	(6,309)	(4,230)
Less treasury stock, at cost; 7,144 common shares	(70)	(70)

Total stockholders' deficit	(6,379)	(4,300)

Total liabilities and stockholders' deficit	$13,011	$15,670

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	May 5, 2001	April 29, 2000
Revenues:
Merchandise sales	$4,053	$4,756
Pawn service charges	1,689	1,879
Other	81	77

Total revenues	5,823	6,712
Cost of sales	4,170	3,724

Gross profit	1,653	2,988

Expenses:
Store operating expenses	2,370	2,506
Corporate administrative expenses	748	833
Interest expense	580	509
Depreciation and amortization	117	257

Total expenses	3,815	4,105

Operating loss	(2,162)	(1,117)
Gain on sale of stores	83	—

Net loss	(2,079)	(1,117)
Preferred stock dividends	—	(50)

Net loss to common stockholders	$(2,079)	$(1,167)

Loss per common share (note 3):
Basic	$(0.83)	$(0.48)

Diluted	$(0.83)	$(0.48)

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	May 5, 2001	April 29, 2000
Cash flows from operating activities:
Net loss	$(2,079)	$(1,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	257
Amortization of debt issuance costs	65	63
Amortization of debt discount	—	3
(Gain) on sale of stores	(83)	—
Changes in operating assets and liabilities:
Accounts receivable	25	35
Pawn service charges receivable	121	33
Inventories, net	727	(174)
Prepaid expenses and other current assets	231	29
Other assets	—	(5)
Accounts payable and accrued liabilities	1,045	(46)

Net cash provided (used in) operating activities	169	(922)

Cash flows from investing activities:
Proceeds from sale of stores	300	—
Net decrease in pawn loans	1,071	313
Purchases of property and equipment	—	(386)

Net cash provided/(used in) investing activities	1,371	(699)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	3,416
Principal payments on notes payable	(1,625)	(2,358)
Payment of debt issuance costs	—	(75)
Preferred stock dividends paid	—	(50)

Net cash provided (used in) financing activities	(1,625)	933

Net decrease in cash and cash equivalents	(85)	(62)
Cash and cash equivalents at beginning of period	417	795

Cash and cash equivalents at end of period	$332	$733

Supplemental disclosures of cash flow information —
Cash paid for interest	$187	$434

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 5, 2001 and April 29, 2000

(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended May 5, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2001 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

        PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer.

        The Company has suffered recurring losses from operations and negative cash flows. The Company's strategy of expansion during the two years ended January 29, 2000 (Fiscal 1999) increased the Company's operating stores from 19 to 46. As of February 3, 2001 (Fiscal 2000) the Company was operating 45 stores. During the second quarter of the year ended Fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry over expansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company aggressively marked down aged inventory and liquidated over $1,800,000 of gold jewelry beginning in August 2000 to generate working capital. The inventory liquidation had a negative impact on store operating results in the fourth quarter of Fiscal 2000, the Company's primary selling season. Inventory shortages, particularly in gold jewelery, resulted in reduced sales and continuing negative cash flows.

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

        The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger (the "Merger") between the Company and C/M Holdings, Inc. (CMHI) which must be approved by the shareholders of CMHI. The meeting is scheduled to be held on August 29, 2002 subject to the Company completing all filings required by the Securities and Exchange Commission. Management believes the merger and Plan will be approved but there can be no assurance of these events.

(2) Notes Payable

  Revolving Credit Facility—

        On October 13, 1998 the Company entered into a $10 million revolving credit facility (the "Credit Facility") with Comerica Bank ("Comerica"). In January 2001 the Company failed to meet its financial covenants under the Credit Facility. Amounts available under the Credit Facility were limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. As of February 3, 2001 the Company's borrowings exceeded its available collateral base by $970,000. The Company negotiated a modification of the Credit Facility on February 9, 2001 which allowed it to repay the over-advance beginning in March 2001 on a scheduled basis through asset liquidations, store sales, or additional financing. The Credit Facility as modified matured on July 6, 2001 and accrued interest at the prevailing prime rate plus 2.0%. The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company was prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

        At May 5, 2001, $6,600,000 was outstanding under the Credit Facility and the Company was able to borrow an additional $220,000 pursuant to the terms of its modified borrowing base. The terms of the modified Credit Facility required the Company to make monthly reductions in the overadvance through additional financing or sale of assets. The Company was unable to raise working capital and initiated a plan to close or sell up to 15 of its stores beginning in February 2001. The Company made its scheduled principal reductions pursuant to the loan modification through May 5, 2001 through the sale of stores and asset liquidations.

  Subordinated Debt—

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. At May 5, 2001, the Company was in default related to payment of interest on the 2004 Notes. Due to the default, the 2004 Notes were classified as a current liability in the financial statements. At the option of the Company, the 2004 Notes could be redeemed prior to December 31, 2004 at stipulated redemption prices. The Company had issued a total of $9,950,000 of the 2004 Notes as of May 5, 2001.

        In connection with the sale of the 2004 Notes, the Company issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of May 5, 2001, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $63,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes. Under the terms of the Plan, the 2004 Notes are to be converted to equity and the Series A Warrants are to be cancelled.

(3) Net Loss Per Common Share

        Net loss per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

        The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months ended May 5, 2001 and April 29, 2000, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months ended May 5, 2001 and April 29, 2000, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

	Three Months Ended
	May 5, 2001	April 29, 2000
Weighted average shares—basic	2,503	2,403
Shares attributable to stock options, warrants and convertible securities	—	—

Weighted average shares—diluted	2,503	2,403

(4) Reorganization Under Bankruptcy

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

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger of the Company with CMHI which is owned in part by Mr. Moyers, a director of the Company. The Merger will provide the Company with in excess of $7.5 million in net assets including over $1.2 million in working capital. The Company has secured the Post-Confirmation Credit Facility in the amount of $4,500,000 in connection with the Merger.

        The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002. The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and CMHI). Management believes the merger will be approved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors, include, but are not limited to, those set forth and those appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

        In addition, the following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 3, 2001.

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

        The Company experienced cash flow difficulties in the second quarter of the fiscal year ended February 3, 2001 ("Fiscal 2000") when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap and sell over $1.8 million in gold jewelry at cost to raise working capital but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2000.

        In January 2001, the Company failed to meet its financial covenants with its secured lender and was in arrears on sales taxes, personal property taxes and trade payables as well as a default on payment of interest on the 2004 Notes. Management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores it was then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with new equity, additional financing or through the sale of assets over a six-month period from the date of the extension, beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001 the Company closed or sold 15 stores. During the three months ended May 5, 2001, the Company sold one store and closed four stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

        On July 9, 2001 the Company filed a voluntary petition for relief under the Bankruptcy Code. The Plan was filed on February 15, 2002 and was amended on April 3, 2002. A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by the Bankruptcy Court as of that date. The Plan became effective on May 31, 2002. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger. The equity holders of CMHI will receive two new classes of Preferred Stock in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of Preferred Stock to approximately 43% of the Common Stock. The Company also negotiated a post-confirmation credit facility with Comerica in the amount of $4,500,000 in connection with the Plan. Terms of the Plan are set forth in the Company's Form 10-K for the year ended February 3, 2001.

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

        Selected elements of the Company's consolidated financial statements are presented below for the three months ended May 5, 2001 ("Three Month 2001 Period") and the three months ended April 29, 2000 (the" Three Month 2000 Period"), respectively. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 3, 2001:

	Three Months Ended
	May 5, 2001	April 29, 2000
Operating statement items as a percent of total revenues:
Merchandise sales	69.6%	70.9%
Pawn service charges	29.0	28.0
Other	1.4	1.1

Total revenues	100.0	100.0
Cost of sales	71.6	55.5

Gross profit	28.4	44.5

Store operating expenses	40.7	37.3

Store contribution	(12.3)	7.2
Corporate administrative expenses	12.8	12.4
Interest expense	10.0	7.6
Depreciation and amortization	2.0	3.8
(Gain) on sale of stores	(1.4)	—

Net loss	(35.7)%	(16.7)%

RESULTS OF OPERATIONS

Three Months Ended May 5, 2001 Compared to Three Months Ended April 29, 2000

        Total revenues decreased 13.2% to $5,823,000 during the Three Month 2001 Period from $6,712,000 during the Three Month 2000 Period. There were five stores closed or sold during the Three Month 2001 Period. Total revenues at the Company's comparable stores, which include those stores that operated for the full 12 month period through May 5, 2001 (the "Comparable Stores"), decreased 9.7% or $569,000.

        Merchandise sales decreased 14.8% to $4,053,000 during the Three Month 2001 Period from $4,756,000 during the Three Month 2000 Period. Merchandise sales at the Company's Comparable Stores decreased 11.3% and contributed $470,000 of the decrease. Average inventory per store decreased to $129,000 or 23.2% at May 5, 2001 from $168,000 at April 29, 2000. The Company initiated an aggressive sales program to reduce inventories to generate working capital in an attempt to comply with terms of its modified loan agreement with Comerica that required a reduction in the line of credit advances. Additionally, with the store expansion campaign halted as part of the restructuring process, the Company tightened its lending criteria which generated less inventory as default rates declined.

        Pawn service charges decreased 10.1% to $1,689,000 during the Three Month 2001 Period from $1,879,000 during the Three Month 2000 Period. Pawn service charges at the Company's Comparable Stores decreased 5.9%. The decreased pawn services charges from Comparable Stores resulted primarily from pawn loans decreasing due to tightening lending policies.

        Gross profit decreased 44.7% to $1,653,000 during the Three Month 2001 Period from $2,988,000 during the Three Month 2000 Period. Gross profit at the Company's Comparable Stores decreased 12.2% and contributed to $324,000 of the decrease. The decrease in gross profit is primarily due to the impact of the Company's financial restructuring and contraction. See discussion above under "General." In addition, the Company's gross profit was also negatively impacted during the Three Month 2001 Period due to higher inventory losses than historically realized. On a Comparable Store basis, the Company's annualized inventory turnover rate decreased to 2.0 times during the Three Month 2001 Period from to 3.2 times during the Three Month 2000 Period.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, supplies, security costs, and other miscellaneous store expenses. Store operating expenses decreased 5.4% to $2,370,000 during the Three Month 2001 Period from $2,506,000 during the Three Month 2000 Period. As a percentage of total revenues, stores operating expenses increased to 40.7% from 37.3% during the prior year period, primarily due to costs associated to closing stores and liquidating excess inventory. On a Comparable Store basis, store operating expenses increased $13,000 in the aggregate and increased to 41.3% of total revenues during the Three Month 2001 Period compared to 37.0% during the Three Month 2000 Period.

        Store contribution margin decreased to a negative $717,000 during the Three Month 2001 Period compared to $482,000 during the Three Month 2000 Period primarily due to the reduced margins on merchandise liquidated from closed stores and recognition of losses on broken merchandise due to customer returns under the Company's policies. Comparable Store contribution margin decreased 68.6% to $154,000, or 2.9% of total revenues, during the Three Month 2001 Period compared to $491,000, or 8.4% of total revenues, during the Three Month 2000 Period. The following table presents an analysis of Comparable Store performance for the Three Month 2001 Period compared to the Three Month 2000 Period:

	Three Month 2001 Period	Three Month 2000 Period
	(In thousands)
Merchandise sales	$3,689	$2,877
Pawn service charges	1,588	1,395
Other	77	39

Total revenues	5,354	4,311
Cost of sales	3,021	3,255

Gross profit	2,333	2,657
Store operating expenses	2,179	2,166

Store contribution margin	$154	$491

        Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters and the field supervision cost of the district managers, store audit team members, other administrative personnel. Corporate administrative expenses decreased 10.3% to $748,000 during the Three Month 2001 Period from $833,000 during the Three Month 2000 Period primarily due to reduced corporate personnel costs.

        Interest expense increased to $580,000 during the Three Month 2001 Period from $509,000 during the Three Month 2000 Period. The increase is attributable to increased borrowings under the Company's Credit Facility, the issuance of the Company's 2004 Notes, and other short-term borrowings.

        As part of its restructuring efforts the Company sold its Weatherford, Texas store to former shareholders of the Company for a cash purchase price of $300,000, realizing a profit on the sale of $83,000. Additionally, the Company was relieved of any liability under the lease, which was held by an affiliate of the purchasers.

        The Three Month 2000 Period included $50,000 in preferred stock dividends related to the Company's issuance of $2.5 million of 8% convertible preferred stock on September 1, 1999.

        Net loss to common stockholders during the Three Month 2001 Period was $2,079,000 or $0.83 per basic and diluted share, compared to $1,167,000, or $0.48 per basic and diluted share, during the Three Month 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company experienced cash flow difficulties in the second quarter of Fiscal 2000 when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap and sell over $1.8 million in gold jewelry at cost to raise working capital but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2000.

        In January 2001, the Company failed to meet its financial covenants with its secured lender and was in arrears on sales taxes, personal property taxes and trade payables as well as a default on payment of interest on the 2004 Notes. Management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores it was then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with new equity, additional financing or through the sale of assets over a six-month period from the date of the extension, beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001 the Company closed or sold 15 stores. During the Three Month 2001 Period the Company sold one store and closed six stores.

        At May 5, 2001 the Company's primary sources of liquidity were $332,000 in cash and cash equivalents, $503,000 in pawn service charges receivable, $5,091,000 in pawn loans outstanding, and $4,439,000 in inventories. The Company had $6,600,000 outstanding on its Credit Facility and had $220,000 available to borrow under its Credit Facility as modified. The terms of the modified Credit Facility required the Company to make monthly reductions in the overadvance through additional financing or sale of assets. The Company was unable to raise working capital and initiated a plan to close or sell up to 15 of its stores beginning in February 2001. The Company made its scheduled principal reductions pursuant to the loan modification through May 5, 2001 through the sale of stores and asset liquidations.

        Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code. The Company entered into the Post-Petition Credit Facility and arranged the $600,000 Hulen Note to fund the restructuring and operating losses after the bankruptcy filing.

        The Plan was filed on February 15, 2002 and was amended on April 3, 2002. The Plan was confirmed by the Bankruptcy Court on May 20, 2002 and became effective on May 31, 2002. Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger. The equity holders of CMHI will receive two new classes of Preferred Stock, Series A Preferred Stock and Series B Preferred Stock, that will have a liquidation preference over the new common shareholders. Additionally, under the terms of the Plan, the Company will receive an investment of approximately $7.5 million, of which at least $1.2 million will be in cash in exchange for two classes of Preferred Stock pursuant to the Merger. The non-voting Series A Preferred Stock and the Series B Preferred Stock will have a par value of $0.01 per share and will pay a 5% cumulative cash dividend annually. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date in amounts of at least 100,000 shares, or $500,000, per year. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into approximately 43% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and will have voting rights on the same basis as the Common Stock. The Company also negotiated a post-confirmation credit facility with Comerica in the amount of $4,500,000.

        The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company's consummating the proposed merger between the Company and CMHI. The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund projected operating losses and fund the costs of reorganization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The carrying amount of all other financial instruments included in the Company's consolidated balance sheets approximate fair value due to the short maturity of these instruments. The 2004 Notes are to be exchanged for common stock under the Company's Plan.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company was in default on payment of interest on its 2004 Notes and on the payment of dividends on its 8% Preferred Stock. The 2004 Notes are to be exchanged for equity in the reorganized Company under the terms of the plan of reorganization approved by the Bankruptcy Court. The interest of the holders of the 8% Preferred Stock were cancelled on the Effective Date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number
3.1	PawnMart, Inc.'s Restated and Amended Certificate of Incorporation(1)
3.2	PawnMart, Inc.'s Second Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Series A Warrant Certificate(2)
4.3	Specimen Series B Warrant Certificate(2)
4.4	Form of Warrant Agreement, dated as of March 20, 1998 between PawnMart, Inc. and Continental Stock Transfer & Trust Company(2)
4.5	Form of National Association of Securities Dealers, Inc. broker-dealer warrants(3)
4.6	Form of Amendment to Warrant Agreement, dated as of March 20, 1998 Between PawnMart, Inc. and Continental Stock Transfer & Trust Company(5)
4.7	Indenture, dated as of March 15, 1999 Between PawnMart, Inc. and Trust Management, Inc., as Trustee, Relating to PawnMart, Inc.'s 12% Subordinated Notes Due 2004(5)
4.8	Form of 12% Subordinated Note Due 2004 (included as part of Exhibit 4.7 hereto)
4.9	Form of Broker-Dealer Selling Agreement(5)
4.10	Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A.(6)
4.11	Certificate of Designations of the 8% Convertible Preferred Stock(7)
4.12	8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.13	Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)

4.14	Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.15	Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc.(7)
10.1	Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc.(2)
10.2	1997 PawnMart, Inc. Employee Stock Option Plan(1)
10.3	1997 PawnMart, Inc. Director Stock Option Plan(2)
10.4	Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank as amended(4)
21	Subsidiaries of the Company(10)
99.1	Confirmation Order dated May 20, 2002(8)
99.2	Debtor's First Amended Plan of Reorganization dated April 3, 2002(8)
99.3	Debtor's First Amended Disclosure Statement dated April 3, 2002(8)
99.4	Fourth Modification to Debtor's First Amended Plan of Reorganization dated April 3, 2002 (9)
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

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

(8)
Filed as an exhibit to the registrant's Form 8-K filed on June 10, 2002 (File No. 1-13919).

(9)
Filed as an exhibit to the registrant's Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(10)
Filed herewith.

(11)
Reports on Form 8-K—

        On February 9, 2001 the Company filed a Form 8-K announcing the appointment of Michael Musgrove as President, the election of John R. Boudreau and Robert W. Schleizer to the Board of Directors and the resignations of James Berk, Robert Bourland, Jr. And Monty Standifer from the Board of Directors.

        On March 13, 2001 the Company filed a Form 8-K announcing its operational and financial restructuring plans, the suspension of interest payments on the Company's 12% 2004 Notes, the closing or sale of 15 stores, suspension of dividends on the Company's 8% convertible preferred stock and an exchange offer with the holder of the 8% convertible preferred stock.

        On April 2, 2001, the Company filed a Form 8-K announcing the resignation of Roger Williams from the Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.

By:	/s/ JOHN R. BOUDREAU John R. Boudreau Chief Executive Officer, Director and Chairman of the Board	August 8, 2002 Date

By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Senior Vice President Chief Financial Officer	August 8, 2002 Date