Form 10-Q
period 2001-08-04
PAWNMART INC
filed 2002-08-12
CIK 1048142

Use these links to rapidly review the document
PAWNMART, INC. INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended August 4, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)

2175 Old Concord Rd. SE, Suite 200, Smyrna, Georgia 30080
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

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 4, 2001	February 3, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$918	$417
Accounts receivable	54	42
Pawn service charges receivable	491	624
Pawn loans	4,675	6,288
Inventories, net	4,302	5,250
Prepaid expenses and other current assets	298	401

Total current assets	10,738	13,022

Property and equipment, net	1,090	1,303
Debt issuance costs, net	999	1,095
Other assets, net	69	250

Total assets	$12,896	$15,670

Liabilities and Stockholders' Deficit
Current liabilities:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$603	$1,817
Current installments of notes payable	7,046	18,153

	7,649	19,970

Liabilities subject to compromise:
Prepetition liabilities	12,661	—

Total current liabilities	20,310	19,970

Stockholders' deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares	—	—
8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $.01 par value; authorized 20,000,000 shares; 2,503,213 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at August 4, 2001 and February 3, 2001, respectively (note 2)	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(32,268)	(29,154)

	(7,344)	(4,230)
Less treasury stock, at cost; 7,144 common shares	(70)	(70)

Total stockholders' deficit	(7,414)	(4,300)

Total liabilities and stockholders' deficit	$12,896	$15,670

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Revenues:
Merchandise sales	$3,518	$4,683	$7,571	$9,439
Pawn service charges	1,617	1,868	3,306	3,747
Other	70	80	151	157

Total revenues	5,205	6,631	11,028	13,343
Cost of sales	3,170	3,698	7,340	7,422

Gross profit	2,035	2,933	3,688	5,921

Expenses:
Store operating expenses	1,840	2,418	4,210	4,924
Corporate administrative expenses	728	806	1,476	1,639
Interest expense	406	582	986	1,091
Depreciation and amortization	96	267	213	524

Total expenses	3,070	4,073	6,885	8,178

Operating Loss	(1,035)	(1,140)	(3,197)	(2,257)
Gain on sale of stores	—	—	83	—

Net loss	(1,035)	(1,140)	(3,114)	(2,257)
Preferred stock dividends	—	50	—	100

Net loss allocable to common stockholders	$(1,035)	$(1,190)	$(3,114)	$(2,357)

Loss per common share (note 3):
Basic	$(0.41)	$(0.48)	$(1.24)	$(0.98)

Diluted	$(0.41)	$(0.48)	$(1.24)	$(0.98)

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-In-Possession)

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	August 4, 2001	July 29, 2000
Cash flows from operating activities:
Net loss	$(3,114)	$(2,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	524
Amortization of debt issuance costs	102	66
Amortization of debt discount	—	4
(Gain) on sale of stores	(83)	—
Changes in operating assets and liabilities:
Accounts receivable	(12)	40
Pawn service charges receivable	133	—
Inventories, net	864	(70)
Prepaid expenses and other current assets	255	52
Other assets	—	(4)
Accounts payable and accrued liabilities	1,497	182

Net cash used in operating activities	(129)	(1,463)

Cash flows from investing activities:
Proceeds from sale of stores	300	—
Net (increase) decrease in pawn loans	1,487	(1)
Purchases of property and equipment	—	(393)

Net cash provided by (used in) investing activities	1,787	(394)

Cash flows from financing activities:
Proceeds from issuance of notes payable	300	7,221
Principal payments on notes payable (note 2)	(1,457)	(5,144)
Payment of debt issuance costs	—	(178)
Preferred stock dividends paid	—	(100)

Net cash provided by (used in) financing activities	(1,157)	1,799

Net increase in cash and cash equivalents	501	(58)
Cash and cash equivalents at beginning of period	417	795

Cash and cash equivalents at end of period	$918	$737

Supplemental disclosures of cash flow information—
Cash paid for interest	$348	$1,012

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Notes to Consolidated Financial Statements

August 4, 2001 and July 29, 2000
(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended August 4, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

        The Company has suffered recurring losses from operations and negative cash flows. The Company's strategy of expansion during the two years ended January 29, 2000 (Fiscal 1999) increased the Company's operating stores from 19 to 46. As of February 3, 2001 (Fiscal 2000) the Company was operating 45 stores. During the second quarter of the year ended Fiscal 2000, the Company began to experience significant working capital shortages as the impact of industry over expansion and slower than projected maturation of new stores resulted in continued operating losses and negative cash flow. The Company aggressively marked down aged inventory and liquidated over $1,800,000 of gold jewelry beginning in August 2000 to generate working capital. The inventory liquidation had a negative impact on store operating results in the fourth quarter of Fiscal 000, the Company's primary selling season. Inventory shortages, particularly in gold jewelry, resulted in reduced sales and continuing negative cash flows.

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

(2) Notes Payable

  Revolving Credit Facility—

        On October 13, 1998 the Company entered into a $10 million revolving credit facility (the "Credit Facility") with Comerica Bank ("Comerica"). In January 2001 the Company failed to meet its financial covenants under the Credit Facility. Amounts available under the Credit Facility were limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. As of February 3, 2001 the Company's borrowings exceeded its available collateral base by $970,000. The Company negotiated a modification of the Credit Facility on February 9, 2001 which allowed it to repay the over-advance beginning in March 2001 on a scheduled basis through asset liquidations, store sales, or additional financing. The Credit Facility as modified matured on July 6, 2001 and accrued interest at the prevailing prime rate plus 2.0%. The Credit Facility was collateralized by substantially all of the unencumbered assets of the Company. The Company was prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

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

        The Company secured a $7,200,000 post-petition credit facility with Comerica (the "Post-Petition Credit Facility"), and a $600,000 subordinated note from Hulen Pawn Shop Investors, L.L.C., which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), which loans were approved by the Bankruptcy Court on July 16, 2001. The Post-Petition Credit Facility bears interest at the prevailing prime rate plus 4%, which was 6.75% at August 4, 2001, and matures on September 9, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5% and is convertible into shares of Common Stock of the reorganized Company. The Hulen Note matures on December 31, 2002. Amounts available under the Post Petition Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable and is collateralized by substantially all of the unencumbered assets of the Company.

The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility. At August 4, 2001, $6,746,000 was outstanding under the Credit Facility and an additional $89,000 as available to the Company pursuant to the available borrowing base. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements covenants as of August 4, 2001. The terms of the Credit Facility also require the Company to pay an origination fee of $25,000 which is payable at the maturity of the facility.

  Subordinated Debt—

        On July 16, 2001, the Bankruptcy Court approved a subordinated note from Hulen Pawn Shop Investors, L.L.C., an which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), in the amount of $600,000. The Company had received $300,000 of the available $600,000 on August 4, 2001. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5.0% and matures on December 31, 2002. The Hulen Note collateralized by a lien subordinate to Comerica on the pawn loans, inventories and pawn loan service charges of the Company and is convertible into shares of Common Stock of the reorganized Company. The terms of the Hulen Note required the Company to pay an origination fee of $24,000.

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. At August 4, 2001, the Company was in default related to payment of interest on the 2004 Notes. The 2004 Notes were classified as a prepetition liability subject to compromise in the financial statements. The remaining prepetition liabilities consist of accounts payable and accrued liabilities.The Company had issued a total of $9,950,000 of the 2004 Notes as of August 4, 2001.

        In connection with the sale of the 2004 Notes, the Company issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of August 4, 2001, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $66,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

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

        The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months and six months ended August 4, 2001 and July 29, 2000, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months and six months ended August 4, 2001 and July 29, 2000, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

	Three Months Ended		Six Months Ended
(In Thousands)	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Weighted average shares—basic	2,503	2,403	2,503	2,403
Shares attributable to stock options, warrants and convertible securities	—	—	—	—

Weighted average shares—diluted	2,503	2,403	2,503	2,403

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

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger of the Company with CMHI, which is owned in part by Mr. Moyers, a director of the Company. The Merger will provide the Company with in excess of $7.5 million in net assets including over $1.2 million in working capital. The Company has secured the Post-Confirmation Credit Facility in the amount of $4,500,000 in connection with the Merger.

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

        The Company experienced cash flow difficulties in the second quarter of the fiscal year ended February 3, 2001. ("Fiscal 2000") when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap and sell over $1.8 million in gold jewelry at cost to raise working capital but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2000.

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

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores. During the six months ended August 4, 2001, the Company sold one store and closed fourteen stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

        On July 9, 2001 the Company filed a voluntary petition for relief under the Bankruptcy Code. The Plan was filed on February 15, 2002 and was amended on April 3, 2002. A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by the Bankruptcy Court as of that date. The Plan became effective on May 31, 2002. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger. The equity holders of CMHI will receive two new classes of Preferred Stock in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of Preferred Stock to approximately 43% of the Common Stock. The Company also negotiated a post-confirmation credit facility with Comerica in the amount of $4,500,000 in connection with the Plan. Terms of the Plan are set forth in the Company's Form 10-K for the year ended February 3, 2001 and the Confirmation Order, the Plan, and the Disclosure Statement filed as exhibits thereto are incorporated herein by reference.

        The Company's total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans. During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales..

        Selected elements of the Company's unaudited consolidated statements of operations are shown below for the three and six months ended August 4, 2001 and July 29, 2000 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 3, 2001.

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Merchandise sales	67.6%	70.6%	68.7%	70.7%
Pawn service charges	31.1	28.2	30.0	28.1
Other income	1.3	1.2	1.4	1.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	60.9	55.8	66.6	55.6

Gross profit	39.1	44.2	33.4	44.4
Store operating expenses	35.4	36.5	38.2	36.9

Store contribution margin	3.7	7.7	(4.8)	7.5
Corporate administrative expenses(1)	14.0	12.2	13.4	12.3
Interest expense	7.8	8.7	8.9	8.2
Depreciation and amortization	1.8	4.0	1.9	3.9
(Gain) on sale of store	—	—	(0.8)	—

Net loss	(19.9)%	(17.2)%	(28.2)%	(16.9)%

(1)
Includes reorganization items of 1.1% and 0.5% for the three months and six month periods ending August 4, 2001, respectively.

RESULTS OF OPERATIONS

Three Months Ended August 4, 2001 Compared to Three Months Ended July 29, 2000

        Total revenues decreased 21.5% to $5,205,000 during the three months ended August 4, 2001 (the "Three Month 2001 Period") as compared to $6,631,000 during the three months ended July 29, 2000 (the "Three Month 2000 Period"). The overall decrease was attributable primarily to the closing or sale of 15 stores ("Closed Stores") since the beginning of the current fiscal year which accounted for $1,583,000 of the decrease. Stores that remained open for the full 12 months or more as of August 4, 2001 (the "Comparable Stores") experienced a net increase in revenues of $167,000 or 3.8%.

        Merchandise sales decreased 24.9% to $3,518,000 during the Three Month 2001 Period from $4,683,000 during the Three Month 2000 Period primarily due to the net loss of sales attributable to the Closed Stores of $1,211,000. Sales in Comparable Stores for the Three Month 2001 Period increased $47,000 or 1.5%.

        Pawn service charges decreased $251,000 or 13.4% to $1,617,000 during the Three Month 2001 Period from $1,868,000 during the Three Month 2000 Period. Pawn service charges from Comparable Stores increased $120,000 or 8.8% from $1,373,000 to $1,493,000 for the Three Month 2001 period as compared to the Three Month 2000 period. Pawn service charges from Closed Stores decreased $372,000 for the Three Month 2001 Period as compared to the Three Month 2000 Period.

        Gross profit decreased 30.6% to $2,035,000 during the Three Month 2001 Period from $2,933,000 during the Three Month 2000 Period primarily due to a reduction in gross profit from Closed Stores of $1,441,000 which included losses on inventory liquidated during the store closings and consolidations. Gross profit for Comparable Stores increased $505,000 for the Three Month 2001 Period as compared to the Three Month 2000 Period, a 24.5% increase. Gross profit as a percentage of total revenues declined to 33.4% during the Three Month 2001 Period as compared to 44.2% during the Three Month 2000 Period primarily as a result lower margins on merchandise sales for Closed Stores.

        Store operating expenses decreased to $1,840,000 for the Three Month 2001 Period from $2,418,000 during the Three Month 2000 Period primarily due to reduction in expenses attributable to Closed Stores. On a Comparable Store basis, store operating expenses were 32% of total revenues during the Three Month 2001 Period compared to 34% of total revenues during the Three Month 2000 Period.

        Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) decreased to $195,000 from $515,000 during the Three Month 2001 Period compared to Three Month 2000 Period primarily due to the lower gross profit on merchandise liquidation sales for Closed Stores.

        Corporate administrative expenses decreased 9.7% to $728,000 during the Three Month 2001 Period from $806,000 during the Three Month 2000 Period primarily due to staff reductions at the corporate office related to the financial restructuring. Corporate administrative expenses increased to 13.8% of total revenues during the Three Month 2001 Period as compared to 12.2% during the Three Month 2000 Period primarily due to reduced revenues from store closings.

        Interest expense decreased to $406,000 from $582,000 during the Three Month 2001 Period as compared to the Three Month 2000 Period primarily due to decreased borrowings under the Credit Facility and due the Company discontinuing the accrual for interest on the 2004 Notes as a result of the bankruptcy filing. The 2004 Notes are to be exchanged for common stock in the reorganized Company.

        Net loss to common stockholders during the Three Month 2001 Period was $1,035,000, or $0.41 per basic and diluted share, compared to $1,190,000, or $0.48 per basic and diluted share, during the Three Month 2000 Period.

Six Months Ended August 4, 2001 Compared to Six Months Ended July 29, 2000

        Total revenues decreased 17.3% to $11,028,000 during the six months ended August 4, 2001 (the "Six Month 2001 Period") as compared to $13,343,000 for the six months ended July 29, 2000 (the "Six Month 2000 Period"), primarily due to the closing of 15 stores. Comparable Stores revenues increased 3.8% or $167,000 during the Six Month 2001 Period.

        Merchandise sales decreased $1,868,000 or 19.8% to $7,571,000 during the Six Month 2001 Period from $9,439,000 during the Six Month 2000 Period due to the net loss of sales attributable to the Closed Stores totaling $1,444,000. Sales from Comparable Stores decreased $423,000 or 5.9% during the Six Month 2001 Period as compared to the Six Month 2000 Period.

        Pawn service charges decreased 11.8% to $3,306,000 during the Six Month 2001 Period from $3,747,000 during the Six Month 2000 Period primarily due to a $462,000 reduction in pawn service charges from Closed Stores.

        Gross profit decreased 37.7% to $3,688,000 during the Six Month 2001 Period from $5,921,000 during the Six Month 2000 Period primarily due to a $1,898,000 decrease in gross profit from Closed Stores. Comparable Stores gross profit increased $181,000 or 3.8% during the Six Month 2001 Period as compared to the Six Month 2000 Period. Gross profit was adversely affected by aggressive pricing of merchandise from the liquidation of inventories during the closing and consolidation of the 15 stores in the Six Month 2001 Period.

        Store operating expenses decreased 14.5% to $4,210,000 during the Six Month 2001 Period from $4,924,000 during the Six Month 2000 Period primarily due to expense and personnel reductions for Closed Stores. The Company did not accrue any rent expense related to properties it vacated and it intended to cancel leases in its bankruptcy Plan. Store operating expenses for Comparable Stores increased 4.6% or $160,000 primarily due to increased personnel costs attributable to increased turnover due to the Company's financial difficulties and its bankruptcy filing.

        Corporate administrative expenses decreased 10.0% to $1,476,000 for the Six Month 2001 Period from $1,639,000 during the Six Month 2000 Period due to reductions in corporate personnel and the relocation of its corporate headquarters to the Atlanta, Georgia metropolitan area.

        Interest expense decreased 9.6% to $986,000 during the Six Month 2001 Period from $1,091,000 during the Six Month 2000 Period due to reduced borrowings under the Credit Facility due to the closing and sale of the Closed Stores and due to the Company discontinuing the accrual for interest on the 2004 Notes as a result of the bankruptcy filing. The 2004 Notes are to be exchanged for common stock in the reorganized Company.

        Net loss to common shareholders was $3,114,000, or $1.24 per basic and diluted share, for the Six Month 2001 Period as compared to a net loss of $2,357,000, or $0.98 per basic and diluted share, during the Six Month 2000 Period.

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

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001 the Company closed or sold 15 stores. During the Three Month 2001 Period the Company sold or closed seven stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

        The Company secured the $7,200,000 Post-Petition Credit Facility with Comerica, and the $600,000 Hulen Note, which loans were approved by the Bankruptcy Court on July 16, 2001. The Post-Petition Credit Facility bears interest at the prevailing prime rate plus 4.0%, which was 4.75% at August 4, 2002, and matures on September 9, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5% and is convertible, at the option of the lender, into shares of Common Stock of the reorganized Company. The Hulen Note matures on December 31, 2002.

        At August 4, 2001, the Company's primary sources of liquidity were $918,000 in cash and cash equivalents, $491,000 in pawn service charges receivable, $4,675,000 in pawn loans outstanding, and $4,302,000 in inventories.    At August 4, 2001, the Company had availability of $220,000 under the Post-Petition Credit Facility based on the available collateral under its advance formula. The Company had borrowed $300,000 of the $600,000 available under the Hulen Note as of August 4, 2001.

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

(7)
Filed as an exhibit to the registrant's Form 8-K, filed on September 1, 1999 (File No. 1-13919).

(8)
Filed as an exhibit to the registrant's Form 8-K filed on June 10, 2002 (File No. 1-13919).

(9)
Filed as an exhibit to the registrant's Form 8-K/A filed on June 28, 2002 (File No. 1-13919).(9)

(10)
Filed herewith.

(b)
Reports on Form 8-K—

        On May 10, 2001 the Company filed a Form 8-K announcing the resignation of Mark Kane from the Board of Directors.

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