Form 10-Q
period 2001-11-03
PAWNMART INC
filed 2002-08-12
CIK 1048142

Use these links to rapidly review the document
PAWNMART, INC. INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 3, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)

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

PAWNMART, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PAWNMART, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 3, 2001	February 3, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$330	$417
Accounts receivable	31	42
Pawn service charges receivable	361	624
Pawn loans	3,439	6,288
Inventories, net	3,937	5,250
Prepaid expenses and other current assets	430	401

Total current assets	8,528	13,022

Property and equipment, net	992	1,303
Debt issuance costs, net	999	1,095
Other assets, net	101	250

Total assets	$10,620	$15,670

Liabilities and Stockholders' Deficit
Current liabilities:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$623	$1,817
Current installments of notes payable	5,090	18,153

	5,713	19,970

Liabilities subject to compromise:
Prepetition liabilities	12,661	—

Total current liabilities	18,374	19,970

Stockholders' deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares	—	—
8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $.01 par value; authorized 20,000,000 shares; 2,503,213 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at November 3, 2001 and February 3, 2001, respectively (note 2)	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(32,608)	(29,154)

	(7,684)	(4,230)
Less treasury stock, at cost; 7,144 common shares	(70)	(70)

Total stockholders' deficit	(7,754)	(4,300)

Total liabilities and stockholders' deficit	$10,620	$15,670

See accompanying notes to consolidated financial statements.

PAWNMART, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Revenues:
Merchandise sales	$3,621	$5,094	$11,192	$13,800
Pawn service charges	1,300	1,899	4,606	5,646
Other	102	81	253	971

Total revenues	5,023	7,074	16,051	20,417
Cost of sales	2,838	4,281	10,178	11,703

Gross profit	2,185	2,793	5,873	8,714

Expenses:
Store operating expenses	1,615	2,465	5,825	7,389
Corporate administrative expenses	638	690	2,114	2,329
Interest expense	157	597	1,143	1,688
Depreciation and amortization	115	264	328	788

Total expenses	2,525	4,016	9,410	12,194

Operating loss	(340)	(1,223)	(3,537)	(3,480)
Gain on sale of stores	—	—	83
Preferred stock dividends	—	50	—	150

Net loss to common stockholders	$(340)	$(1,273)	$(3,454)	$(3,630)

Loss per common share (note 3):
Basic	$(0.14)	$(0.53)	$(1.38)	$(1.51)

Diluted	$(0.14)	$(0.53)	$(1.38)	$(1.51)

See accompanying notes to consolidated financial statements.

PAWNMART, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	November 3, 2001	October 28, 2000
Cash flows from operating activities:
Net loss	$(3,454)	$(3,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	760
Amortization of debt issuance costs	102	131
Amortization of debt discount	—	4
(Gain) on sale of stores	(83)	—
Changes in operating assets and liabilities:
Accounts receivable	11	(16)
Pawn service charges receivable	263	21
Inventories, net	1,229	326
Prepaid expenses and other current assets	90	36
Other assets	—	(67)
Accounts payable and accrued liabilities	1,517	(113)

Net cash provided by (used in) operating activities	3	(2,209)

Cash flows from investing activities:
Proceeds from sale of stores	300	—
Net increase in pawn loans	2,723	189
Purchases of property and equipment	—	(450)

Net cash provided by (used in) investing activities	3,023	(450)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600	9,474
Principal payments on notes payable (note 2)	(3,713)	(6,887)
Payment of debt issuance costs	—	(199)
Preferred stock dividends paid	—	(150)

Net cash provided by (used in) financing activities	(3,113)	2,238

Net decrease in cash and cash equivalents	(87)	(421)
Cash and cash equivalents at beginning of period	417	795

Cash and cash equivalents at end of period	$330	$374

Supplemental disclosures of cash flow information—
Cash paid for interest	$507	$1,445

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 3, 2001 and October 28, 2000
(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended November 3, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

        The Company secured a $7,200,000 post-petition credit facility with Comerica (the "Post-Petition Credit Facility"), and a $600,000 subordinated note from Hulen Pawn Shop Investors, L.L.C., which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), which loans were approved by the Bankruptcy Court on July 16, 2001. The Post-Petition Credit Facility bears interest at the prevailing prime rate plus 4%, which was 5.5% at November 3, 2001, and matures on September 9, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5% and is convertible into shares of Common Stock of the reorganized Company. The Hulen Note matures on December 31, 2002. Amounts available under the Post Petition Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Post Petition Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility. At November 3, 2001, $4,430,000 was outstanding under the Credit Facility and an additional $762,000 was available to the Company pursuant to the available borrowing base. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements covenants as of November 3, 2001. The terms of the Credit Facility also require the Company to pay an origination fee of $25,000 which is payable at the maturity of the facility.

  Subordinated Debt—

        On July 16, 2001, the Bankruptcy Court approved a subordinated note from Hulen Pawn Shop Investors, L.L.C., an affiliate of a director of the Company (the "Hulen Note"), in the amount of $600,000 which was outstanding on November 3, 2001. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5.0% and matures on December 31, 2002. The Hulen Note collateralized by a lien subordinate to Comerica on the pawn loans, inventories and pawn loan service charges of the Company and is convertible into shares of Common Stock of the reorganized Company. The terms of the Hulen Note required the Company to pay an origination fee of $24,000.

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. At November 3, 2001, the Company was in default related to payment of interest on the 2004 Notes. The 2004 Notes were classified as a prepetition liability subject to compromise the financial statements. The Company had issued a total of $9,950,000 of the 2004 Notes as of November 3, 2001.

        In connection with the sale of the 2004 Notes, the Company issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of November 3, 2001, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $66,000 representing the value of the Series A Warrants and is amortizing such amount into interest expense over the life of the 2004 Notes.

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

        The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months and nine months ended November 3, 2001 and October 28, 2000, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months and nine months ended November 3, 2001 and October 28, 2000, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
	(In Thousands)
Weighted average shares—basic	2,503	2,403	2,503	2,403
Shares attributable to stock options, warrants and convertible securities	—	—	—	—

Weighted average shares—diluted	2,503	2,403	2,503	2,403

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

        The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002. The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and (CMHI). Management believes the merger will be approved.

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

        In January 2001, the Company failed to meet its financial covenants with its secured lender and was in arrears on sales taxes, personal property taxes and trade payables as well as a default on payment of interest on the 2004 Notes. Management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores it was then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with new equity, additional financing or through the sale of assets over a nine-month period from the date of the extension beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores. During the nine months ended November 3, 2001, the Company sold one store and closed fourteen stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

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

        Selected elements of the Company's unaudited consolidated statements of operations are shown below for the three and nine months ended November 3, 2001 and October 28, 2000 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 3, 2001.

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Merchandise sales	72.1%	72.0%	69.7%	71.2%
Pawn service charges	25.9	26.8	28.7	27.7
Other income	2.0	1.2	1.6	1.1

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	56.3	60.5	63.4	57.3

Gross profit	43.7	39.5	36.6	42.7
Store operating expenses	32.2	34.8	36.3	36.1

Store contribution margin	11.5	4.7	0.3	6.6
Corporate administrative expenses (1)	12.7	9.8	13.2	11.4
Interest expense	3.1	8.4	7.1	8.3
Depreciation and amortization	2.3	3.8	2.0	3.9

(Gain) on sale of store	—	—	(0.5)	—

Net loss	(6.6)%	(17.3)%	(21.5)%	(17.0)%

(1)
Includes reorganization items of 0.8% and 0.6% for the three months and nine month periods ending November 3, 2001, respectively.

RESULTS OF OPERATIONS

Three Months Ended November 3, 2001 Compared to Three Months Ended October 28, 2000

        Total revenues decreased 28.9% to $5,023,000 during the three months ended November 3, 2001 (the "Three Month 2001 Period") as compared to $7,074,000 during the three months ended October 28, 2000 (the "Three Month 2000 Period"). The overall decrease was attributable primarily to the closing or sale of 15 stores ("Closed Stores") since the beginning of the current fiscal year which accounted for $1,583,000 of the decrease. Stores that remained open for the full 12 months or more as of November 3, 2001 (the "Comparable Stores") experienced a net increase in revenues of $167,000 or 3.8%.

        Merchandise sales decreased 28.9% to $3,621,000 during the Three Month 2001 Period from $5,094,000 during the Three Month 2000 Period primarily due to the net loss of sales attributable to the Closed Stores of $1,211,000 and due to a $733,000 liquidation sale of gold jewelry in the Three Month 2000 Period. Sales in Comparable Stores for the Three Month 2001 Period increased $302,000 or 9.1%.

        Pawn service charges decreased $599,000 or 31.5% to $1,300,000 during the Three Month 2001 Period from $1,899,000 during the Three Month 2000 Period. Pawn service charges from Comparable Stores decreased $235,000 or 15.3% from $1,535,000 to $1,300,000 for the Three Month 2001 period as compared to the Three Month 2000 period. Pawn service charges from Closed Stores decreased $372,000 for the Three Month 2001 Period as compared to the Three Month 2000 Period.

        Gross profit decreased 21.8% to $2,185,000 during the Three Month 2001 Period from $2,793,000 during the Three Month 2000 Period primarily due to a reduction in gross profit from Closed Stores of $548,000 which included losses on inventory liquidated during the store closings and consolidations. Gross profit for Comparable Stores decreased $47,000 for the Three Month 2001 Period as compared to the Three Month 2000 Period, a 24.5% increase.

        Store operating expenses decreased to $1,615,000 for the Three Month 2001 Period from $2,465,000 during the Three Month 2000 Period primarily due to reduction in expenses attributable to Closed Stores. On a Comparable Store basis, store operating expenses were 32.8% of total revenues during the Three Month 2001 Period compared to 35.8% of total revenues during the Three Month 2000 Period.

        Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $570,000 from $328,000 during the Three Month 2001 Period compared to Three Month 2000 Period primarily due the closing of the Company's unprofitable stores.

        Corporate administrative expenses decreased 7.5% to $638,000 during the Three Month 2001 Period from $690,000 during the Three Month 2000 Period primarily due to staff reductions at the corporate office related to the financial restructuring. Corporate administrative expenses increased to 12.7% of total revenues during the Three Month 2001 Period as compared to 9.4% during the Three Month 2000 Period.

        Interest expense decreased to $157,000 from $597,000 during the Three Month 2001 Period as compared to the Three Month 2000 Period primarily due to decreased borrowings under the Credit Facility and due to the Company discontinuing accrual of interest on the 2004 Notes as a result of the bankruptcy filing. The 2004 Notes are to be exchanged fop common stock pursuant to the Plan approved by the Bankruptcy Court on May 20, 2002.

        Net loss to common stockholders during the Three Month 2001 Period was $340,000, or $0.14 per basic and diluted share, compared to $1,273,000, or $0.53 per basic and diluted share, during the Three Month 2000 Period.

Nine Months Ended November 3, 2001 Compared to Nine Months Ended October 28, 2000

        Total revenues decreased 21.4% to $16,051,000 during the nine months ended November 3, 2001 (the "Nine Month 2001 Period") as compared to $20,417,000 for the nine months ended October 28, 2000 (the "Nine Month 2000 Period"), primarily due to the closing of 15 stores.

        Merchandise sales decreased $2,608,000 or 18.9% to $11,192,000 during the Nine Month 2001 Period from $13,800,000 during the Nine Month 2000 Period due to the net loss of sales attributable to the Closed Stores totaling $1,444,000. Sales from Comparable Stores decreased $121,000 or 1.2% during the Nine Month 2001 Period as compared to the Nine Month 2000 Period.

        Pawn service charges decreased 18.4% to $4,606,000 during the Nine Month 2001 Period from $5,646,000 during the Nine Month 2000 Period primarily due to a $827,000 reduction in pawn service charges from Closed Stores.

        Gross profit decreased 32.6% to $5,873,000 during the Nine Month 2001 Period from $8,714,000 during the Nine Month 2000 Period primarily due to a $2,444,000 decrease in gross profit from Closed Stores. Comparable Stores gross profit increased $133,000 during the Nine Month 2001 Period as compared to the Nine Month 2000 Period. Gross profit was adversely affected by aggressive pricing of merchandise from the liquidation of inventories during the closing and consolidation of the 15 stores in the Nine Month 2001 Period.

        Store operating expenses decreased 21.2% to $5,825,000 during the Nine Month 2001 Period from $7,389,000 during the Nine Month 2000 Period primarily due to expense and personnel reductions for Closed Stores. The Company did not accrue any rent expense related to properties it vacated and it intended to cancel leases in its bankruptcy Plan. Store operating expenses for Comparable Stores increased 0.7% or $37,000 primarily due to increased personnel costs attributable to increased turnover due to the Company's financial difficulties and its bankruptcy filing.

        Corporate administrative expenses decreased 9.2% to $2,114,000 for the Nine Month 2001 Period from $2,329,000 during the Nine Month 2000 Period due to reductions in corporate personnel and the relocation of its corporate headquarters to the Atlanta, Georgia metropolitan area. The Nine Month 2001 Period expenses included $99,000 in reorganization costs for professional fees.

        Interest expense decreased 32.3% to $1,143,000 during the Nine Month 2001 Period from $1,688,000 during the Nine Month 2000 Period primarily due to reduced borrowings under the Credit Facility and due to the Company discontinuing accrual of interest on the 2004 Notes as a result of the bankruptcy filing which are to be converted to common stock pursuant to the Plan approved by the Bankruptcy Court on May 20, 2002.

        Net loss to common shareholders was $3,454,000, or $1.38 per basic and diluted share, for the Nine Month 2001 Period as compared to a net loss of $3,630,000, or $1.51 per basic and diluted share, during the Nine Month 2000 Period.

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

        At November 3, 2001, the Company's primary sources of liquidity were $331,000 in cash and cash equivalents, $361,000 in pawn service charges receivable, $3,439,000 in pawn loans outstanding, and $3,937,000 in inventories.    At November 3, 2001, the Company had availability of $770,000 under the Post-Petition Credit Facility based on the available collateral under its advance formula. The Company had borrowed $600,000 available under the Hulen Note as of November 3, 2001.

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
Reports on Form 8-K—none

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