Form 10-Q
period 2002-05-04
PAWNMART INC
filed 2002-08-12
CIK 1048142

Use these links to rapidly review the document
PAWNMART, INC. INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 4, 2002
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

PAWNMART, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-In-Possession)

Balance Sheets

(In thousands, except share and per share data)

	May 4, 2002	February 2, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$385	$413
Accounts receivable	93	36
Pawn service charges receivable	321	333
Pawn loans	2,946	3,051
Inventories, net	2,545	3,127
Prepaid expenses and other current assets	224	282

Total current assets	6,514	7,242

Property and equipment, net	881	935
Debt issuance costs, net	999	999
Other assets, net	111	103

Total assets	$8,505	$9,279

Liabilities and Stockholders' Deficit
Current liabilities:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$531	$487
Current installments of notes payable	3,687	4,270

	4,218	4,757

Liabilities subject to compromise
Prepetition Liabilities	12,531	12,555

Total current liabilities	16,749	17,312

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares 8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $0.01 par value; authorized 20,000,000 shares; 2,503,213 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at May 4, 2002 and February 3, 2001, respectively (note 2)	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(33,098)	(32,887)

Less treasury stock, at cost; 7,144 common shares	(70)	(70)

Total stockholders' deficit	(8,244)	(8,033)

Total liabilities and stockholders' deficit	$8,505	$9,279

See accompanying notes to financial statements.

PAWNMART, INC.
(Operating as Debtor-In-Possession)

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	May 4, 2002	May 5, 2001
Revenues:
Merchandise sales	$2,472	$4,053
Pawn service charges	1,119	1,689
Other	41	81

Total revenues	3,632	5,823
Cost of sales	1,777	4,170

Gross profit	1,855	1,653

Expenses:
Store operating expenses	1,297	2,370
Corporate administrative expenses	580	748
Interest expense	88	580
Depreciation and amortization	101	117

Total expenses	2,066	3,815

Operating Loss	(211)	(2,162)
Gain on sale of stores	—	(83)

Net loss	$(211)	$(2,079)

Loss per common share (note 3):
Basic	$(0.08)	$(0.83)

Diluted	$(0.08)	$(0.83)

See accompanying notes to financial statements.

PAWNMART, INC.
(Operating as Debtor-In-Possession)

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	May 4, 2002	May 5, 2001
Cash flows from operating activities:
Net loss	$(211)	$(2,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	117
Amortization of debt issuance costs	—	65
(Gain) on sale of stores	—	(83)
Changes in operating assets and liabilities:
Accounts receivable	(57)	25
Pawn service charges receivable	12	121
Inventories, net	582	727
Prepaid expenses and other current assets	50	231
Accounts payable and accrued liabilities	20	1,045

Net cash provided by operating activities	497	169

Cash flows from investing activities:
Proceeds from sale of stores	—	300
Decrease in pawn loans	105	1,071
Purchases of property and equipment	(47)	—

Net cash provided by investing activities	58	1,371

Cash flows from financing activities:
Principal payments on notes payable	(583)	(1,625)

Net cash used in financing activities	(583)	(1,625)

Net decrease in cash and cash equivalents	(28)	(85)
Cash and cash equivalents at beginning of period	413	417

Cash and cash equivalents at end of period	$385	$332

Supplemental disclosures of cash flow information—
Cash paid for interest	$88	$187

See accompanying notes to financial statements.

PAWNMART, INC.

(Operating as Debtor-in-Possession)

Notes to Financial Statements

May 4, 2002 and May 5, 2001
(Unaudited)

(1) Basis of Presentation

        The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended May 4, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 2, 2002 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

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

(2) Notes Payable

Revolving Credit Facility—

        On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the "Plan"). The Plan was confirmed on May 20, 2002 by order of the Bankruptcy Court as of that date ("Confirmation Order"). The Plan became effective on May 31, 2002 (the "Effective Date").

        The Company secured a $7,200,000 post-petition credit facility with Comerica (the "Post-Petition Credit Facility"), and a $600,000 subordinated note from Hulen Pawn Shop Investors, L.L.C., which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), which loans were approved by the Bankruptcy Court on July 16, 2001. The Post-Petition Credit Facility bears interest at the prevailing prime rate plus 4%, which was 8.75% at May 4, 2002. The Post- Petition Credit facility was reduced to $4,500,000 due to the Company's decreased borrowing needs and matures on September 9, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5% and is convertible into shares of Common Stock of the reorganized Company. The Hulen Note matures on December 31, 2002. Amounts available under the Post Petition Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Post Petition Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility.

        Under the terms of the Plan, the Company secured a post-confirmation credit facility in the amount of $4,500,000 with Comerica (the Post-Confirmation Credit Facility). The Post-Confirmation Credit Facility bears interest at the prevailing prime rate plus 2%. The Post-Confirmation Credit Facility matures in January 2004. The Post Petition Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. The Company is also limited from making acquisitions and is prohibited from making paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility.

Subordinated Debt—

        On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. The Company defaulted on payment of interest on the 2004 Notes in December 2001 and did not accrue any interest expense for the indebtedness from the bankruptcy petition date. The Company had issued a total of $9,950,000 of the 2004 Notes as of May 4, 2002.

        In connection with the sale of the 2004 Notes, the Company issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of May 4, 2002, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes. The Company has recorded a debt discount of $63,000 representing the value of the Series A Warrants and is amortized such amount into interest expense until the bankruptcy petition date based on the original life of the 2004 Notes.

        Under the terms of the Plan, the 2004 Notes are to be converted to equity and the related Series A Warrants are to be cancelled. The 2004 Notes were classified as liabilities subject to compromise in the financial statements.

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

        The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the three months ended May 4, 2002 and May 5, 2001, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the three months ended May 4, 2002 and May 5, 2001, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation.

	Three Months Ended
	May 4, 2002	May 5, 2001
Weighted average shares—basic	2,503	2,503
Shares attributable to stock options, warrants and convertible securities	—	—

Weighted average shares—diluted	2,503	2,503

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

        On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 (the "Confirmation Order") confirming the first amended plan of reorganization filed by the Company under Chapter 11 of the United States Bankruptcy Code. The Confirmation Order, the First Amended Plan of Reorganization, as modified following the Confirmation Date (the "Plan"), and the related First Amended Disclosure Statement (the "Disclosure Statement") are attached as Exhibits 99.1, 99.2, 99.3, 99.4 hereto and are incorporated herein by reference. The Plan became effective on May 31, 2002 (the "Effective Date").

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

        In addition, the following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 2, 2002.

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

        Efforts to secure new financing were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code. The Company continued its financial and operational restructuring after the bankruptcy filing, closing or selling an additional five stores prior to the end of Fiscal 2001 and two additional stores during the three month period ended May 4, 2002. The Company arranged a Post-Petition Credit Facility with Comerica in the amount of $7,200,000 and a $600,000 Note from Hulen. The Plan was filed with the Bankruptcy Court on February 15, 2002 and was amended on April 3, 2002. Pursuant to the Confirmation Order, the Plan became effective on May 31, 2002. Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders, and interests of any holders of options or warrants. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger of the Company with CMHI, an affiliate of Mr. Moyers, a director of the Company. The Merger will provide the Company with in excess of $7.5 million in net assets including over $1.2 million in working capital. The Company has secured the Post-Confirmation Credit Facility in the amount of $4,500,000 in connection with the Merger.

        On the Closing Date, CMHI and the Company will combine in a merger intended to qualify under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Merger"). Pursuant to the Merger shareholders of CMHI will receive Series A Preferred Stock and Series B Preferred Stock. The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002 and the Closing Date is anticipated to be August 30, 2002. It is anticipated that as of the Closing Date, CMHI will provide over $7.5 million in net assets, of which at least $1.2 million will be in cash. An independent valuation of the net assets of CMHI will be performed by SWS Securities, Inc., financial consultants engaged by the Unsecured Creditors Committee. The estimated value of the Company as of the Closing Date is projected to be $2,616,716, based on the net book value of the assets after conversion of the Class 4 Claims to Common Stock, as more fully described below.

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

        Selected elements of the Company's financial statements are presented below for the three months ended May 4, 2002 ("Three Month 2002 Period") and the three months ended May 5, 2001 (the "Three Month 2001 Period"), respectively. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 2, 2002.

	Three Months Ended
Operating statement items as a percent of total revenues:	May 4, 2002	May 5, 2001
Merchandise sales	68.1%	69.6%
Pawn service charges	30.8	29.0
Other	1.1	1.4

Total revenues	100.0	100.0
Cost of sales	48.9	71.6

Gross profit	51.1	28.4

Store operating expenses	35.7	40.7

Store contribution	15.4	(12.3)
Corporate administrative expenses	16.0	12.8
Interest expense	2.4	10.0
Depreciation and amortization	2.8	2.0
(Gain) on sale of stores	—	(1.4)

Net loss	(5.8)%	(35.7)%

RESULTS OF OPERATIONS

Three Months Ended May 4, 2002 Compared to Three Months Ended May 5, 2001

        Total revenues decreased 37.6% to $3,632,000 during the Three Month 2002 Period from $5,823,000 during the Three Month 2001 Period. During the Three Month 2002 Period, the Company operated 23 stores as compared to 42 stores during the Three Month 2001 Period. The Company initiated its financial restructuring during March 2001 when it began closing stores. Total revenues at the Company's comparable stores, which include those stores that operated for the full 12 month period through May 4, 2002 (the "Comparable Stores"), increased 12.2% or $386,000.

        Merchandise sales decreased 39.0% to $2,472,000 during the Three Month 2002 Period from $4,053,000 during the Three Month 2001 Period. Merchandise sales at the Company's Comparable Stores increased 10.9% or $236,000. Average inventory per store decreased to $111,000 or 14.0% at May 4, 2002 from $129,000 at May 5, 2001. The Company initiated an aggressive sales program to reduce inventories and tightened its lending criteria which generated less inventory as default rates declined.

        Pawn service charges decreased 33.8% to $1,119,000 during the Three Month 2002 Period from $1,689,000 during the Three Month 2001 Period. Pawn service charges at the Company's Comparable Stores increased 16.1% to $1,100,000 during the Three Month 2002 Period from $939,000 during the Three Month 2001 Period. The increased pawn services charges from Comparable Stores resulted primarily from the improved quality of pawn loans due to tightening lending policies resulting in higher redemption rates.

        Gross profit increased 12.2% to $1,855,000 during the Three Month 2002 Period from $1,653,000 during the Three Month 2001 Period. Gross profit at the Company's Comparable Stores increased 15.7%. The increase in gross profit is primarily due to the impact of the Company's financial restructuring and contraction during the Three Month 2001 Period. On a Comparable Store basis, the Company's annualized inventory turnover rate decreased to 2.8 times during the Three Month 2002 Period from to 2.0 times during the Three Month 2001 Period.

        Store operating expenses consist of all items directly related to the operation of the stores, including salaries and related payroll costs, rent, property taxes, utilities, supplies, security costs, and other miscellaneous store expenses. Store operating expenses decreased 45.3% to $1,297,000 during the Three Month 2002 Period from $2,370,000 during the Three Month 2001 Period primarily due to the reduced number of operating stores. As a percentage of total revenues, store operating expenses increased to 35.7% from 40.7% during the prior year period, primarily due to costs associated to closing stores and liquidating excess inventory during the Three Month 2001 Period. On a Comparable Store basis, store operating expenses increased 2.3% or $28,000 during the Three Month 2002 Period compared to 37.0% during the Three Month 2001 Period.

        Store contribution margin increased to $558,,000 during the Three Month 2002 Period compared to negative contribution of $717,000 during the Three Month 2001 Period. The Three Month 2001 Period was impacted by reduced margins on merchandise liquidated from closed stores and recognition of losses on broken merchandise due to customer returns under the Company's former policies. Comparable Store contribution margin increased 61.2% to $585,000, or 16.5% of total revenues, during the Three Month 2002 Period compared to $363,000, or 11.5% of total revenues, during the Three Month 2001 Period.

        The following table presents an analysis of Comparable Store performance for the Three Month 2002 Period compared to the Three Month 2001 Period:

	Three Month 2002 Period	Three Month 2001 Period
	(In thousands)
Merchandise sales	$2,404	$2,168
Pawn service charges	1,100	939
Other	39	50

Total revenues	3,543	3,157
Cost of sales	1,709	1,572

Gross profit	1,834	1,585
Store operating expenses	1,249	1,222

Store contribution margin	$585	$363

        Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters and the field supervision cost of the district managers, store audit team members, other administrative personnel. Corporate administrative expenses decreased 22.6% to $580,000 during the Three Month 2002 Period from $748,000 during the Three Month 2001 Period primarily due to reduced corporate personnel costs. The Three Month 2002 Period corporate administrative expenses included $106,000 in reorganization expenses.

        Interest expense decreased to $88,000 during the Three Month 2002 Period from $580,000 during the Three Month 2001 Period. The decrease is attributable to reduced borrowings under the Company's Post Petition Credit Facility and due to the discontinuance of accruing interest on the Company's 2004 Notes and amortization of debt issuance costs since the bankruptcy petition date. Under the terms of the Plan, the 2004 Notes were to be exchanged for equity at the Effective Date of the Plan, subject to consummation of the Plan. See discussion in General above.

        During the Three Month 2002 Period, the Company closed two stores. During the Three Month 2001 Period, the Company sold its Weatherford, Texas store to former shareholders of the Company for a cash purchase price of $300,000, realizing a profit on the sale of $83,000. Additionally, the Company was relieved of any liability under the lease, which was held by an affiliate of the purchasers.

        The Three Month 2001 Period included $50,000 in preferred stock dividends related to the Company's issuance of $2.5 million of 8% convertible preferred stock on September 1, 1999.

        Net loss to common stockholders during the Three Month 2002 Period was $211,000 or $0.08 per basic and diluted share, compared to $2,079,000 or $0.83 per basic and diluted share, during the Three Month 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

        At May 4, 2002, the Company's primary sources of liquidity were $385,000 in cash and cash equivalents, $321,000 in pawn service charges receivable, $2,946,000 in pawn loans outstanding, and $2,545,000 in inventories. The Company had $841,000 available to borrow under the Post-Petition Credit Facility.

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

        Under the terms of the Plan approved by the Bankruptcy Court, the Company will receive an investment of approximately $7.5 million, of which at least $1.2 million will be in cash, through the Merger, in exchange for two classes of Preferred Stock. The non-voting Series A Preferred Stock and the Series B Preferred Stock will have a par value of $0.01 per share and will pay a 5% cumulative cash dividend annually. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date in amounts of at least 100,000 shares, or $500,000, per year. Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into 43% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and will have voting rights on the same basis as the Common Stock. The value of the Series B Preferred Stock to be issued is estimated to be approximately $2,500,000.

        The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund projected operating losses during Fiscal 2002 and to provide sufficient working capital to increase pawn loans and inventories to levels necessary for the Company to be profitable and to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure relates to changes in interest rates related to its long-term notes payable. The Company's revolving line of credit with Comerica bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The 2004 Notes bear interest at a fixed rate of 12% per annum. As a result, the Company's only interest rate risk is the opportunity loss associated with this debt should interest rates decline for debt with similar characteristics. The carrying amount of all other financial instruments included in the Company's balance sheets approximate fair value due to the short maturity of these instruments. The 2004 Notes are to be exchanged for common stock under the Company's Plan.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS—None

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5. OTHER INFORMATION—None

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

PAWNMART, INC.

By: /s/ John R. Boudreau John R. Boudreau Chief Executive Officer, Director and Chairman of the Board	August 8, 2002 Date	By: /s/ Robert W. Schleizer Robert W. Schleizer Executive Vice President, Director and Chief Financial Officer	August 8, 2002 Date