Form 10-Q
period 2002-06-30
PAWNMART INC
filed 2002-08-20
CIK 1048142

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended .
☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from May 5, 2002 to June 30, 2002

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)

2175 Old Concord Rd. SE, Suite 200, Smyrna, Georgia 30080
(Address of principal executive offices)

(678) 305-7211
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The following securities of the registrant were outstanding as of May 30, 2002: 2,503,217 shares of common stock; 1,974,060 Series A redeemable common stock purchase warrants; and 1,380,000 Series B redeemable common stock purchase warrants. The common stock and warrants were cancelled as of May 31, 2002 under the terms of the Company's bankruptcy plan of reorganization which has not been consummated as of the filing date.

PAWNMART, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PAWNMART, INC. AND SUBSIDIARIES

(Operating as Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2002	February 2, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$377	$413
Accounts receivable	36	36
Pawn service charges receivable	330	333
Pawn loans	3,001	3,051
Inventories, net	2,616	3,127
Prepaid expenses and other current assets	180	282

Total current assets	6,540	7,242

Property and equipment, net	840	935
Debt issuance costs, net	999	999
Other assets, net	115	103

Total assets	$8,494	$9,279

Liabilities and Stockholders' Deficit
Current liabilities:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$643	$487
Current installments of notes payable	3,864	4,270

	4,507	4,757

Liabilities subject to compromise:
Prepetition liabilities	12,540	12,555
Total current liabilities	17,047	17,312

Stockholders' deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares	—	—
8% Convertible preferred stock, $6.00 par value; authorized 416,667 shares; 416,667 shares issued and outstanding (liquidation preference $6.00 per share)	2,500	2,500
Common stock, $.01 par value; authorized 20,000,000 shares; 2,503,213 shares issued	25	25
Series A redeemable common stock purchase warrants, $0.125 par value; 1,974,060 and 1,842,840 warrants issued and outstanding at June 30, 2002 and February 2, 2001, respectively (note 2)	249	249
Series B redeemable common stock purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding	86	86
Additional common stock purchase warrants	60	60
Additional paid-in capital	22,004	22,004
Accumulated deficit	(33,407)	(32,887)

Less treasury stock, at cost; 7,144 common shares	(70)	(70)

Total stockholders' deficit	(8,553)	(8,033)

Total liabilities and stockholders' deficit	$8,494	$9,279

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Two Months Ended		Five Months Ended
	June 30, 2002	July 7, 2001	June 30, 2002	July 7, 2001
Revenues:
Merchandise sales	$1,296	$2,389	$3,768	$6,442
Pawn service charges	678	1,149	1,797	2,838
Other	33	53	74	135

Total revenues	2,007	3,591	5,639	9,415
Cost of sales	960	2,155	2,737	6,325

Gross profit	1,047	1,436	2,902	3,090

Expenses:
Store operating expenses	807	1,283	2,104	3,653
Corporate administrative expenses	418	524	998	1,273
Interest expense	61	344	149	924
Depreciation and amortization	70	60	171	177

Total expenses	1,356	2,211	3,422	6,027

Operating Loss	(309)	(775)	(520)	(2,937)
Gain on sale of stores	—	—	—	83

Net loss allocable to common stockholders	$(309)	$(775)	$(520)	$(2,854)

Loss per common share (note 3):
Basic	$(0.12)	$(0.31)	$(0.21)	$(1.14)

Diluted	$(0.12)	$(0.31)	$(0.21)	$(1.14)

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-In-Possession)

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Five Months Ended
	June 30, 2002	July 7, 2001
Cash flows from operating activities:
Net loss	$(520)	$(2,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	177
Amortization of debt issuance costs	—	96
Amortization of debt discount	—	—
Gain on sale of stores	—	(83)
Changes in operating assets and liabilities:
Accounts receivable	—	29
Pawn service charges receivable	3	91
Inventories, net	511	1,324
Prepaid expenses and other current assets	90	348
Other assets	—	—
Prepetition liabilities, accounts payable and accrued liabilities	141	1,382

Net cash provided by operating activities	396	510

Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sale of stores	—	300
Net decrease in pawn loans	50	965
Purchases of property and equipment	(76)	—

Net cash provided by (used in) investing activities	(26)	1,265

Cash flows from financing activities:
Principal payments on notes payable (note 2)	(406)	(1,381)
Net increase (decrease) in cash and cash equivalents	(36)	394
Cash and cash equivalents at beginning of period	413	417

Cash and cash equivalents at end of period	$377	$811

Supplemental disclosures of cash flow information—Cash paid for interest	$88	$289

See accompanying notes to consolidated financial statements.

PAWNMART, INC. AND SUBSIDIARIES
(Operating as Debtor-in-Possession)

Notes to Consolidated Financial Statements

June 30, 2002 and July 7, 2001

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

          The Board of Directors of the Company determined that it was in the Company's best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company's post bankruptcy operating results. Accordingly, the Company is filing this transition report for the two month period ended June 30, 2002. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

          The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 2, 2002 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

          PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer. As of June 30, 2002, the Company owned and operated 23 stores located in Georgia, North Carolina, and South Carolina.

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

          The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger (the "Merger") between the Company and C/M Holdings, Inc. (CMHI) which must be approved by the shareholders of CMHI. The meeting is scheduled to be held on August 29, 2002 subject to the Company completing all filings required by the Securities and Exchange Commission and the Closing Date is scheduled for August 30, 2002. Management believes the merger and Plan will be approved but there can be no assurance of these events.

(2)
Notes Payable

  Revolving Credit Facility—

          On October 13, 1998 the Company entered into a $10 million revolving credit facility (the "Credit Facility") with Comerica Bank ("Comerica"). In January 2001 the Company failed to meet its financial covenants under the Credit Facility. Amounts available under the Credit Facility were limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. As of February 2, 2001 the Company's borrowings exceeded its available collateral base by $970,000. The Company negotiated a modification of the Credit Facility on February 9, 2001 which allowed it to repay the over-advance beginning in March 2001 on a scheduled basis through asset liquidations, store sales, or additional financing. The Credit Facility as modified matured on July 6, 2001 and accrued interest at the prevailing prime rate plus 2.0%. The Credit Facility was collateralized by substantially all of the unencumbered assets of the Company. The Company was prohibited from paying cash dividends or acquiring treasury stock under the terms of the Credit Facility.

          Subsequent to its bankruptcy filing, the Company secured a $7,200,000 post-petition credit facility with Comerica (the "Post-Petition Credit Facility"), and a $600,000 subordinated note from Hulen Pawn Shop Investors, L.L.C., which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), which loans were approved by the Bankruptcy Court on July 16, 2001. The Post-Petition Credit Facility bears interest at the prevailing prime rate plus 4%, which was 6.75% at June 30, 2002, and matures on September 9, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5% and is convertible into shares of Common Stock of the reorganized Company. The Hulen Note matures on December 31, 2002. Amounts available under the Post Petition Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable and is collateralized by substantially all of the unencumbered assets of the Company. The Company is also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility. At June 30, 2002, $3,264,000 was outstanding under the Credit Facility and an additional $500,000 is available to the Company pursuant to the available borrowing base. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements covenants as of June 30, 2002. The terms of the Credit Facility also require the Company to pay an origination fee of $25,000 which is payable at the maturity of the facility.

  Subordinated Debt—

          On July 16, 2001, the Bankruptcy Court approved a subordinated note from Hulen Pawn Shop Investors, L.L.C., which is beneficially owned in part by Dwayne Moyers, a director of the Company (the "Hulen Note"), in the amount of $600,000 which was outstanding on June 30, 2002. The Hulen Note bears interest at a rate of the prevailing prime rate plus 5.0% and matures on December 31, 2002. The Hulen Note is collateralized by a lien subordinate to Comerica on the pawn loans, inventories and pawn loan service charges of the Company and is convertible into shares of Common Stock of the reorganized Company. The Company paid an origination fee of $24,000.

          On March 11, 1999, the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. At June 30, 2002, the Company was in default related to payment of interest on the 2004 Notes. The 2004

  Notes were classified as a prepetition liability subject to compromise in the financial statements. The remaining prepetition liabilities consist of accounts payable and accrued liabilities. The Company had issued a total of $9,950,000 of the 2004 Notes as of June 30, 2002.

          In connection with the sale of the 2004 Notes, the Company issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's common stock. As of June 30, 2002, 594,060 Series A Warrants had been granted in connection with the sale of the 2004 Notes.

          The Plan provides for conversion of the 2004 Notes to equity and for the Series A Warrants to be cancelled.

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

          The following table presents a reconciliation between basic and diluted weighted average common shares outstanding for the Two months and Five months ended June 30, 2002 and July 7, 2001, respectively. Since the effect of using the weighted average number of shares on a diluted basis was antidilutive to the diluted loss per share calculation for the Two months and Five months ended June 30, 2002 and July 7, 2001, diluted loss per share was calculated using the same weighted average number of common shares in the basic loss per share calculation. The Company's Plan was effective on May 31, 2002, but will not be consummated until the Merger is closed, and therefore, the weighted average number of common shares used in the following computations for the period ended June 30, 2002, are based on the outstanding shares prior to the effective date of the Plan, May 31, 2002.

	Two Months Ended		Five Months Ended
(In Thousands)	June 30, 2002	July 7, 2001	June 30, 2002	July 7, 2001
Weighted average shares — basic	2,503	2,503	2,503	2,503
Shares attributable to stock options, warrants and convertible securities	—	—	—	—

Weighted average shares—diluted	2,503	2,503	2,503	2,503

          All of the Company's outstanding options and warrants are antidilutive for all periods presented.

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

          The Merger is subject to the approval of the shareholders of CMHI. A meeting of the shareholders of CMHI to consider resolutions to approve the Merger is currently scheduled to be held on August 29, 2002 and the Closing Date is scheduled for August 30, 2002. The Company's successful emergence from bankruptcy and its ability to continue as a going concern is subject to the Company consummating the proposed merger between the Company and CMHI. Management believes the merger will be approved.

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

        The Company experienced cash flow difficulties in the second quarter of the fiscal year ended February 2, 2001. ("Fiscal 2001") when it reported substantial difficulties in meeting its obligations. Continued operating losses and negative cash flow forced management to scrap and sell over $1.8 million in gold jewelry at cost to raise working capital but had a detrimental effect on store sales which created larger operating losses and negative cash flow in the fourth quarter of Fiscal 2001.

        In January 2001, the Company failed to meet its financial covenants with its secured lender and was in arrears on sales taxes, personal property taxes and trade payables as well as a default on payment of interest on the 2004 Notes. Management concluded that without additional working capital, it would be unable to sustain operation of the 45 stores it was then operating. The Company attempted to raise additional working capital through its brokerage contacts and negotiated a loan modification on February 9, 2001 with its secured lender to provide a $1 million extension of credit in excess of its borrowing base. The Company was required to repay the over-line advance with new equity, additional financing or through the sale of assets over a Five-month period from the date of the extension beginning in March 2001.

        The Company was unsuccessful in its attempts to raise working capital and in March 2001 announced its intention to close or sell stores as part of a restructuring effort. From March 2001 through June 2001, the Company closed or sold 15 stores. During the Five months ended July 7, 2001, the Company sold one store and closed fourteen stores. Continuing efforts to secure new financing and equity were unsuccessful and on July 9, 2001, the Company filed for protection under the Bankruptcy Code.

        The Plan was filed on February 15, 2002 and was amended on April 3, 2002. A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by the Bankruptcy Court as of that date. The Plan became effective on May 31, 2002. The Company will issue approximately 2,280,000 shares of Common Stock to its unsecured creditors in exchange for indebtedness in connection with the Merger. The equity holders of CMHI will receive two new classes of Preferred Stock in the Company that will have a liquidation preference over the new common shareholders and the preferred shareholders will be able to convert one of the classes of Preferred Stock to approximately 43% of the Common Stock. The Company also negotiated a post-confirmation credit facility with Comerica in the amount of $4,500,000 in connection with the Plan. Terms of the Plan are set forth in the Company's Form 10-K for the year ended February 2, 2002 and the Confirmation Order, the Plan, and the Disclosure Statement filed as exhibits thereto are incorporated herein by reference.

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

        Selected elements of the Company's unaudited consolidated statements of operations are shown below for the Two and Five months ended June 30, 2002 and July 7, 2001 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 2, 2002.

	Two Months Ended		Five Months Ended
	June 30, 2001	July 7, 2001	June 30, 2001	July 7, 2001
Merchandise sales	64.6%	66.5%	66.8%	68.4%
Pawn service charges	33.8	32.0	31.9	30.1
Other income	1.6	1.5	1.3	1.5

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	47.8	60.0	48.5	67.2

Gross profit	52.2	40.0	51.5	32.8
Store operating expenses	40.2	35.7	37.3	38.8

Store contribution margin	12.0	4.3	14.2	(6.0)
Corporate administrative expenses	20.8	14.6	17.7	13.5
Interest expense	3.0	9.6	2.7	9.8
Depreciation and amortization	3.6	1.7	3.0	1.9
(Gain) on sale of store	—	—	—	(0.9)

Net loss	(15.4)%	(21.6)%	(9.2)%	(30.3)%

RESULTS OF OPERATIONS

Two Months Ended June 30, 2002 Compared to Two Months Ended July 7, 2001

        Total revenues decreased 44.1% to $2,007,000 during the Two months ended June 30, 2002 (the "Two Month 2002 Period") as compared to $3,591,000 during the Two months ended July 7, 2001 (the "Two Month 2001 Period"). The overall decrease was attributable primarily to the closing or sale of 15 stores ("Closed Stores") since the beginning of the prior fiscal year which accounted for $1,484,000 of the decrease. Stores that remained open for the full 12 months or more as of June 30, 2002 (the "Comparable Stores") experienced a net decrease in revenues of $100,000 or 4.7%.

        Merchandise sales decreased 45.8% to $1,296,000 during the Two Month 2002 Period from $2,389,000 during the Two Month 2001 Period primarily due to the loss of sales attributable to the Closed Stores of $1,028,000. Sales in Comparable Stores for the Two Month 2002 Period decreased $65,000 or 4.8%.

        Pawn service charges decreased $471,000 or 41.0% to $678,000 during the Two Month 2002 Period from $1,149,000 during the Two Month 2001 Period primarily due to operating fewer stores for the Two Month 2002 Period. Pawn service charges from Comparable Stores decreased $41,000 or 5.7% from $719,000 for the Two Month 2001 period as compared to the Two Month 2002 period.

        Gross profit decreased 27.1% to $1,047,000 during the Two Month 2002 Period from $1,436,000 during the Two Month 2001 Period primarily due to a reduction in gross profit from Closed Stores of $398,000 in the Two Month 2001 Period. Gross profit for Comparable Stores increased $9,000 for the Two Month 2002 Period as compared to the Two Month 2001 Period, a 0.9% increase. Gross profit as a percentage of total revenues increased to 52.2% during the Two Month 2002 Period as compared to 40.0% during the Two Month 2001 Period primarily as a result lower margins on merchandise sales for Closed Stores in the Two Month 2001 Period.

        Store operating expenses decreased to $807,000 for the Two Month 2002 Period from $1,283,000 during the Two Month 2001 Period primarily due to reduction in expenses attributable to Closed Stores. On a Comparable Store basis, store operating expenses were 40.2% of total revenues during the Two Month 2002 Period compared to 35.7% of total revenues during the Two Month 2001 Period primarily increased in personnel costs due to quarterly bonuses and increased in property taxes accrued for the post confirmation period.

        Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $240,000 from $153,000 during the Two Month 2002 Period compared to Two Month 2001 Period primarily due to the lower gross profit on merchandise liquidation sales for Closed Stores in the Two Month 2001 Period.

        Corporate administrative expenses decreased 20.2% to $418,000 during the Two Month 2002 Period from $524,000 during the Two Month 2001 Period primarily due to staff reductions at the corporate office related to the financial restructuring. Corporate administrative expenses increased to 20.8% of total revenues during the Two Month 2002 Period as compared to 14.6% during the Two Month 2001 Period primarily due to reduced revenues from store closings and due the costs attributed to the Company's bankruptcy reorganization.

        Interest expense decreased to $61,000 from $344,000 during the Two Month 2002 Period as compared to the Two Month 2001 Period primarily due to decreased borrowings under the Credit Facility and due to the Company discontinuing the accrual for interest on the 2004 Notes as a result of the bankruptcy filing. The 2004 Notes are to be exchanged for common stock in the reorganized Company.

        Net loss to common stockholders during the Two Month 2002 Period was $309,000, or $0.12 per basic and diluted share, compared to $775,000, or $0.31 per basic and diluted share, during the Two Month 2001 Period.

Five Months Ended June 30, 2002 Compared to Five Months Ended July 7, 2001

        Total revenues decreased 40.1% to $5,639,000 during the Five months ended June 30, 2002 (the "Five Month 2002 Period") as compared to $9,415,000 for the Five months ended July 7, 2001 (the "Five Month 2001 Period"), primarily due to the closing of 15 stores. Comparable Stores revenues increased 5.4% or $285,000 during the Five Month 2001 Period.

        Merchandise sales decreased to $3,768,000 or 41.5% during the Five Month 2002 Period from $6,442,000 during the Five Month 2001 Period due to the net loss of sales attributable to the Closed Stores totaling $2,913,000. Sales from Comparable Stores increased $170,000 or 4.8% during the Five Month 2001 Period as compared to the Five Month 2001 Period.

        Pawn service charges decreased 36.7% to $1,797,000 during the Five Month 2002 Period from $2,838,000 during the Five Month 2001 Period primarily due to a $462,000 reduction in pawn service charges from Closed Stores.

        Gross profit decreased 6.1% or $188,000 during the Five Month 2002 Period from $3,090,000 during the Five Month 2001 Period primarily due to a decrease in gross profit from Closed Stores. Comparable Stores gross profit increased $258,000 or 9.6% during the Five Month 2002 Period as compared to the Five Month 2001 Period. Gross profit was adversely affected by aggressive pricing of merchandise from the liquidation of inventories during the closing and consolidation of stores in the Five Month 2001 Period.

        Store operating expenses decreased 42.4% to $2,104,000 during the Five Month 2002 Period from $3,653,000 during the Five Month 2001 Period primarily due to expense and personnel reductions for Closed Stores. The Company did not accrue any rent expense related to properties it vacated prior to its bankruptcy filing. Store operating expenses for Comparable Stores increased 5.8% or $112,000 primarily due to increased personnel costs attributable to increased turnover due to the Company's financial difficulties and its bankruptcy filing.

        Corporate administrative expenses decreased 21.6% to $998,000 for the Five Month 2002 Period from $1,273,000 during the Five Month 2001 Period due to reductions in corporate personnel and the relocation of its corporate headquarters to the Atlanta, Georgia metropolitan area.

        Interest expense decreased 83.9% to $149,000 during the Five Month 2002 Period from $924,000 during the Five Month 2001 Period due to reduced borrowings under the Credit Facility due to the closing and sale of the Closed Stores and due to the Company discontinuing the accrual for interest on the 2004 Notes as a result of the bankruptcy filing. The 2004 Notes are to be exchanged for common stock in the reorganized Company.

        Net loss to common shareholders was $520,000, or $0.21 per basic and diluted share, for the Five Month 2002 Period as compared to a net loss of $2,854,000, or $1.14 per basic and diluted share, during the Five Month 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company's primary sources of liquidity were $377,000 in cash and cash equivalents, $330,000 in pawn service charges receivable, $3,001,000 in pawn loans outstanding, and $2,616,000 in inventories. The Company had $500,000 available to borrow under the Post-Petition Credit Facility.

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

        The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund projected operating losses during Fiscal 2002 and to provide sufficient working capital to increase pawn loans and inventories to levels necessary for the Company to be profitable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5. OTHER INFORMATION—None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number
3.1	PawnMart, Inc.'s Restated and Amended Certificate of Incorporation(1)b
3.2	Amended and Restated Bylaws of PawnMart, Inc.(11)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Series A Warrant Certificate(2)
4.3	Specimen Series B Warrant Certificate(2)
4.4	Form of Warrant Agreement, dated as of March 20, 1998 between PawnMart, Inc. and Continental Stock Transfer & Trust Company(2)
4.5	Form of National Association of Securities Dealers, Inc. broker-dealer warrants(3)
4.6	Form of Amendment to Warrant Agreement, dated as of March 20, 1998 Between PawnMart, Inc. and Continental Stock Transfer & Trust Company(5)
4.7	Indenture, dated as of March 15, 1999 Between PawnMart, Inc. and Trust Management, Inc., as Trustee, Relating to PawnMart, Inc.'s 12% Subordinated Notes Due 2004(5)
4.8	Form of 12% Subordinated Note Due 2004 (included as part of Exhibit 4.7 hereto)
4.9	Form of Broker-Dealer Selling Agreement(5)
4.10	Form of Subscription Escrow Agreement dated March 15, 1999 Between PawnMart, Inc., Massie Capital, Ltd. and Norwest Bank Texas, N.A.(6)
4.11	Certificate of Designations of the 8% Convertible Preferred Stock(7)
4.12
8% Convertible Preferred Stock and Warrant Purchase Agreement, dated as of August 19, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.13	Purchaser Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.14	Registration Rights Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Jesse L. Upchurch, Trustee of Trust C of the Constance J. Upchurch Family Trust Dated 10/14/94(7)
4.15	Transaction Warrant Agreement, dated as of September 1, 1999, by and between PawnMart, Inc. and Andrew Garrett, Inc.(7)
10.1	Form of Indemnity Agreement with Officers and Directors of PawnMart, Inc.(2)
10.2	1997 PawnMart, Inc. Employee Stock Option Plan(1)
10.3	1997 PawnMart, Inc. Director Stock Option Plan(2)
10.4	Revolving Credit Agreement Dated October 13, 1998 Between PawnMart, Inc. and Comerica Bank as amended(4)

99.1	Confirmation Order dated May 20, 2002(8)
99.2	Debtor's First Amended Plan of Reorganization dated April 3, 2002(8)
99.3	Debtor's First Amended Disclosure Statement dated April 3, 2002(8)
99.4	Fourth Modification to Debtor's First Amended Plan of Reorganization dated April 3, 2002(9)
99.5	Fifth Modification to Debtor's First Amended Plan of Reorganization dated April 3, 2002(10)
99.6	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

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

(8)
Filed as an exhibit to the registrant's Form 8-K filed on June 10, 2002 (File No. 1-13919).

(9)
Filed as an exhibit to the registrant's Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(10)
Filed as an exhibit to the registrant's Form 8-K/A filed on August 12, 2002 (File No. 1-13919).

(11)
Filed herewith.

(b)
Reports on Form 8-K—

        On June 7, 2002 the Company filed a Form 8-K reporting a change in the Registrant's certifying accountant from KPMG LLP to Grant Thornton LLP.

        On June 10, 2002 the Company filed a Form 8-K reporting the confirmation and the terms of the Debtor's First Amended Plan of Reorganization (the "Plan"). The Plan was confirmed on May 20, 2002 and was effective on May 31, 2002.

        On June 28, 2002 the Company filed a Form 8-K/A reporting the filing of the Fourth Modification to the Debtor's First Amended Plan of Reorganization which delayed the Closing Date (as defined in the Plan) to July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC.
By:	/s/John R. Boudreau	August 19, 2002	By:	/s/Robert W. Schleizer	August 19, 2002
John R. Boudreau Chief Executive Officer, Director and Chairman of the Board		Date	Robert W. Schleizer Senior Vice President Chief Financial Officer		Date

QuickLinks

PAWNMART, INC. INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS— None
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS— None
  ITEM 5. OTHER INFORMATION —None
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES