Form 10QSB
period 2002-09-30
PAWNMART INC
filed 2002-11-20
CIK 1048142

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 00, 0000
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13919

PawnMart, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)
2175 Old Concord Road SE, Suite 200, Smyrna, Georgia 30080 (Address of principal executive offices)

(678) 305-7211
(Issuer's telephone number)

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The Company has 2,079,948 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2002.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PAWNMART, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAWNMART, INC.
Balance Sheets
(In thousands, except share and per share data)

	Reorganized Company September 30, 2002	Predecessor June 30, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,026	$377
Accounts receivable	94	36
Pawn service charges receivable	399	330
Pawn loans	3,628	3,001
Inventories, net	2,508	2,616
Prepaid expenses and other current assets	152	180

Total current assets	8,807	6,540

Property and equipment, net	720	840
Debt issuance costs, net	—	999
Other assets, net including available for sale securities at September 30, 2002 of $5,213	5,414	115

Total assets	$14,941	$8,494

Liabilities and Stockholders' Equity/ Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$677	$643
Current installments of notes payable — prepetition taxes	100	3,864
Prepetition liabilities	—	12,540

Total current liabilities	777	17,047

Long term debt
Notes payable—prepetition taxes, net of current portion	467	—
Notes payable—bank line of credit	3,989	—

Total liabilities	5,233	—
Redeemable Preferred Stock:
Preferred stock—Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2002	5,358	—
Stockholders' equity/(deficit):
Preferred stock — $0.01 par value, 2,500,000 authorized:
Preferred stock — Series B; 500,042 issued at September 30, 2002	5	—
8% Convertible preferred stock (old), $6.00 par value, authorized 416,667 shares; 416,667 shares issued and outstanding at June 30, 2002: liquidation preference $6.00 per share	—	2,500
Common stock $0.01 par value; authorized 10,000,000 shares, 2,079,948 issued and outstanding as of September 30, 2002	21	—
Common stock (old), $0.01 par value; authorized 20,000,000 shares, 2,503,412 issued and outstanding as of June 30, 2002	—	25
Series A redeemable common stock (old) purchase warrants, $0.125 par value; 1,974,060 warrants issued and outstanding at June 30, 2002 (note 2)	—	249
Series B redeemable Common Stock (old) purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding at June 30, 2002	—	86
Additional common stock purchase warrants	—	60
Additional paid-in capital	4,345	22,004
Accumulated deficit	(196)	(33,407)
Other comprehensive income	175	—
Less treasury stock, at cost; 7,144 common shares (old) at June 30, 2002	—	(70)

Total stockholders' equity/(deficit)	9,708	(8,553)

Total liabilities and stockholders' equity/(deficit)	$14,941	$8,494

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES
Statements of Operations
(Unaudited)
(In thousands, except per share data)

					Reorganized Company
					One Month Ended September 30, 2002 Three Months Ended September 30, 2002
	Predecessor
	Three Months Ended October 6, 2001		Two Months Ended August 31, 2002
Revenues:
Merchandise sales		$3,754		$1,578	$930		$2,508
Pawn service charges		1,408		853	419		1,272
Other		101		38	42		80

Total revenues		5,263		2,469	1,391		3,860
Cost of sales		3,028		1,075	672		1,747

Gross profit		2,235		1,394	719		2,113

Expenses:
Store operating expenses		1,671		896	449		1,345
Corporate administrative expenses		532		336	222		558
Interest expense		179		83	38		121
Depreciation and amortization		123		63	23		86

Total expenses		2,505		1,378	742		2,110

Operating income/(loss)		(270)		16	(13)		3
Reorganization expenses		138		241	—		241
Extraordinary items:
Gain on debt discharge		—		11,810	—		11,810
Preferred stock dividend requirement		—		—	(33)		(33)

Dividends Paid		—		—	(33)		(33)

Net income/(loss) allocable to common stockholders		$(408)		$11,585	$(46)		$11,539

Loss per common share (note 3):
Basic and diluted	$	*	$	*	$(0.08)	$	*

        * Loss per share prior to Plan consummation and merger are not meaningful.

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

(In thousands)

	Predecessor Three Months Ended October 6, 2001	Predessor Two Months Ended August 31, 2002	Reorganized Company One Month Ended September 30, 2002	Three Months Ended September 30, 2002
Cash flows from operating activities:
Net income/(loss)	$(408)	$11,585	$(163)	$(388)
Adjustments to reconcile net loss to net cash used operating activities:
Depreciation and amortization	123	63	23	86
Amortization of debt issuance costs	24	—	—	—
Gain on debt discharge	—	(11,810)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(18)	(24)	(33)	(57)
Pawn service charges receivable	162	(45)	(24)	(69)
Net decrease/(increase) in pawn loans	1,656	(414)	(213)	(627)
Inventories, net	(281)	62	46	108
Prepaid expenses and other current assets	(264)	(3)	25	22
Other assets	—	—	—	—
Prepetition liabilities, accounts payable and accrued liabilities	193	(56)	(93)	(149)

Net cash provided by operating activities	1,187	(642)	(432)	(1,074)

Cash flows from investing activities:
Cash acquired in merger(1)	—	—	2,565	2,565
Purchases of property and equipment	(14)	—	(69)	(69)

Net cash provided by (used in) investing activities	(14)	—	2,496	2,496

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	(1,534)	455	(370)	85
Unrealized gain on investments	—	—	175	175
Dividends paid	—	—	(33)	(33)

Net cash provided by (used in) financing activities	(1,534)	455	(228)	227

Net increase (decrease) in cash and cash equivalents	(361)	(187)	1,836	1,649
Cash and cash equivalents at beginning of period	811	377	190	377

Cash and cash equivalents at end of period	$450	$190	$2,026	$2,026

Supplemental disclosures of cash flow information—
Cash paid for interest	$179	$83	$38	$121

(1)
Non cash financing activies—Company acquired CMHI on August 30, 2002 including $2.6 in cash and $5.1 million in marketable securities in exchange for preferred stock. See note 2 for mor e complete explanation.

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

(1) Basis of Presentation

        The accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations as of and for the periods presented.

        The Board of Directors of the Company determined in May 2002 that it was in the Company's best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company's post bankruptcy operating results. The results of operations for the interim periods ended September 30, 2002 and October 6, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        The financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2002 included in the Company's Form 10-K which has been previously filed with the Securities and Exchange Commission.

        PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buy and sell pre-owned merchandise to the value-conscious consumer. As of September 30, 2002, the Company owned and operated 25 stores located in Georgia, North Carolina, and South Carolina.

        On July 9, 2001 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order dated May 20, 2002 (the "Confirmation Order") confirming the first amended plan of reorganization (the "Plan") filed by the Company under Chapter 11 of the United States Bankruptcy Code. The Plan became effective on May 31, 2002 (the "Effective Date").

        The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated its merger (the "Merger") between the Company and C/M Holdings, Inc. ("CMHI"). The reorganized Company adopted fresh-start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002, including recognition of certain reorganization expenses associated with the Merger in the Company's Statement of Operations for the two months ended August 31, 2002.

        Fresh-start reporting as set forth in SOP 90-7 requires that the reorganized Company restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the reorganized Company to allocate its reorganization value to its assets based upon their estimated fair value. Each liability existing on the Confirmation Date is to be stated at the present value of amounts to be paid, determined using the appropriate discount rate.

        The fresh-start reporting reorganization value of approximately $7.6 million resulted in a net value of approximately $1.9 million to the new common equity holders after allowance for post confirmation liabilities of the reorganized Company of $5.8 million. The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounting cash flow, book value multiples of comparable companies in its industry, net realizable value of asset sales and other applicable methods. The calculated reorganization value was based on a estimates and assumptions about circumstances in a relatively high-risk investment scenario that have not yet taken place in which there are significant economic and competitive uncertainties beyond the control of the reorganized Company.

        Management believes the reorganized Company has sufficient liquidity and capital resources to meet its financial obligations, make planned capital expenditures and debt payments as a result of the Merger. Future operating performance and expected cash flows will be subject to financial, economic and other factors affecting the business and operations beyond its control and will affect the Company's ability to expand its business anticipated in its financial plan.

        The information set forth in these financial statements is unaudited. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are necessary to present a fair statement of results of operations of the Company for the interim periods presented. The operating results for the one month ended September 30, 2002 and other periods presented are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

(2) Plan of Reorganization

  Fresh-start Accounting

        In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date were subject to compromise under the Plan that was confirmed by the Bankruptcy Court. Treatment of each class of claims is explained in detail in the Company's Form 10-K for the fiscal year ended February 2, 2002.

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options or warrants. The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness and in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.

        The Company is paying the prepetition priority tax claims over a six year period from the assessment date with interest at 7% per annum in quarterly installments of approximately $35,000 in accordance with the Plan.

        The Bankruptcy Court confirmed Company's Plan on May 20, 2002 with an Effective Date of May 31, 2002. The consummation of the Plan was contingent on several material events including consummation of the Merger which occurred on August 30, 2002 which is reported herein as a material business combination.

        The Company acquired 100 percent of the outstanding common stock of CMH on August 30, 2002. The results of CMHI's operations have been included in the financial statements since the date of the Merger.

        The Company's reorganization value, computed immediately before the Merger, was $7,567,000.

        The Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity; (all pre-confirmation equity interests were cancelled), and the reorganization value is less than the postpetition liabilities and allowed claims, as shown below:

(in thousands)
Postpetition current liabilities	$5,145
Liabilities deferred pursuant to the Plan	700
Liabilities exchanged for equity in the reorganized company	11,810

Total postpetition liabilities and allowed claims	17,655
Reorganization value	7,567

Excess of liabilities over reorganization value	$10,088

        The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounting cash flow, book value multiples of comparable companies in its industry, net realizable value of asset sales and other applicable methods. The Company assigned no value to the Company's net operating loss carryovers in the calculation of its reorganization value due to the lack of certainty of utilizing the net operating loss based on historical operating results and the potential limitations on use resulting from the Plan.

        After consideration of the Company's debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company's organization capital structure prior to the Merger, is as follows:

At August 30, 2002
(in thousands)
Postpetition current liabilities	$1,274
Notes payable — priority tax claims (1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873

$7,567

(1)
Approximately $95,000 due in cash and $605,000 payable quarterly, 100,000 per year at 7% interest per annum.

        The effects of the Plan on the Company's balance sheet as of August 30, 2002 is as follows:

Assets	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjusted	Reorganized Balance Sheet Prior to Merger
Current assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory -net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177

Total current assets	6,772	6,772
Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121

Total assets	8,727	—	(1,160)	7,567
Liabilities and Stockholders' Equity/(Deficit)
Current liabilities
Accounts payable and accrued liabilities	674	—	—	674
Notes payable — prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable — bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600

Total current liabilities	17,504	(16,035)	—	1,469
Long term debt
Notes payable — prepetition taxes, net of current portion	—	505	—	505
Notes payable — bank line of credit	—	3,720	—	3,720

Total liabilities	17,504	(11,810)	—	5,694
Stockholders' equity/(deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock (old) purchase warrants	249	(249)	—	—
Series B redeemable Common Stock (old)	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70	—

Total stockholders' equity/(deficit)	(8,777)	11,810	(1,160)	1,873

Total liabilities and stockholders'equity/(deficit)	$8,727	$—	$—	$7,567

        On August 30, 2002, the Companyt acquired 100 percent of the outstanding common shares of C/M Holdings, Inc. ("CMHI") pursunant the Plan.

        The aggregate purchase price for CMHI was approximately $7.8 million which was paid through the issuance of Series A and Series B Preferred Stock valued at $5.3 million and $2.5 million, respectively. The value of the Preferred Stock was based on liquidation preferences and dividend and conversion features.

        The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger.

At August 30, 2002
(in thousands)
Current assets	$2,725
Property, plant & equipment	36
Other assets	5,117

Total assets acquired	7,878

Total liabilities assumed	20

Net assets acquired	$7,858

        Of the $5.1 million in other assets, $5.0 million are investments in marketable securities. The Company has classified these securities as long term assets due to its intent to defer sale of these securities to offset gains on disposition with accumulated net operating losses.

        The following is a condensed consolidated balance sheet August 30, 2002 (unaudited), which reflects the Merger:

	PawnMart, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002	Reorganized Balance Sheet After Merger
	(in thousands)
Assets
Current assets	$6,772	$2,725	$9,497
Property and equipment, net	674	36	710
Other assets	121	5,117	5,238

Total assets	$7,567	$7,878	$15,445

Liabilities and Stockeholders' Equity/ (Deficit):
Current Liabilities(1)	$1,469	$170	$1,639
Notes Payable	4,225	—	4,225

	5,694	170	5,864
Redeemable Preferred Stock	5,358	5,358
Shareholders Equity:	—	—	—
Preferred Stock	—	5	5
Common Stock	21	—	21
Additional Paid In Capital (1)	1,852	2,345	4,197

Total liabilities and stockholders' equity	$7,567	$7,878	$15,445

(1)
Includes $150,000 investment banking fee related to merger which is netted against paid in capital.

(3) Notes Payable

  Revolving Credit Facility-

        On July 16, 2001 the Bankruptcy Court approved a $7,200,000 post-petition credit facility (the "Post-Petition Credit Facility") with Comerica Bank ("Comerica"). The Post-Petition Credit Facility bore interest at the prevailing prime rate plus 4%. Amounts available under the Post-Petition Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable and is collateralized by substantially all of the unencumbered assets of the Company. The Company was also prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility.

        The Post-Petition Credit Facility was replaced with a new $4,500,000 credit facility (the "Post-Confirmation Credit Facility") effective September 1, 2002 upon consummation of the Plan with the completion of the Merger on August 30, 2002. The Post-Confirmation Credit Facility bears interest at the current prevailing prime rate plus 2% and matures on January 31, 2004. Amounts available under the Post-Confirmation Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Post-Confirmation Credit Facility is collateralized by substantially all of the unencumbered assets of the Company. At September 30, 2002, $3,988,000 was outstanding under the Post-Confirmation Credit Facility and an additional $52,000 was available to the Company pursuant to the available borrowing base. Under the terms of the Post-Confirmation Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with these requirements covenants as of September 30, 2002.

  Subordinated Debt—

        On July 16, 2001 the Bankruptcy Court approved a subordinated note in the amount of $600,000 from Hulen Pawn Shop Investors, L.L.C., which was beneficially owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, directors of the Company (the "Hulen Note"). The Hulen Note bore interest at the prevailing prime rate plus 5.0%. The Hulen Note is collateralized by a lien subordinate to Comerica on the pawn loans, inventories and pawn loan service charges of the Company and was convertible into shares of Common Stock of the reorganized Company. The Company paid an origination fee of $24,000. The Hulen Note was paid in full in September 2002.

        On March 11, 1999 the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the "2004 Notes"). The 2004 Notes were offered on a "best efforts" basis by participating National Association of Securities Dealers, Inc. broker-dealers ("NASD Broker-Dealers"). Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance. The Company issued a total of $9,950,000 in principal amount of the 2004 Notes. In connection with the sale of the 2004 Notes, the Company also issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company's Common Stock. A total of 594,060 Series A Warrants were granted in connection with the sale of the 2004 Notes. Under the Plan the 2004 Notes were converted to Common Stock of the reorganized Company and the Series A Warrants were cancelled.

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

        Net loss per common share for periods prior to August 31, 2002 is not meaningful due to the cancellation of all equity interests pursuant to the Plan, which was consummated upon the completion of the Merger on August 30, 2002.

        The Company issued 2,079,948 shares of Common Stock upon consummation of the Plan and issued 500,042 shares of Series B Preferred Stock which is convertible at the option of the holders into 1,720,130 shares of the Company's Common Stock. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

(5) Other Comprehensive Income

        Other comprehensive income is as follows:

For the One Month Period Ended September 30, 2002
(in thousands)
Unrealized gain from available for sale securities	$175

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

        In addition, the following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 2, 2002.

GENERAL

        PawnMart, Inc. (the "Company") is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer. The Company generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

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

        The Company filed for protection under the Bankruptcy Code on July 9, 2001. The Company operated as debtor in possession throughout the bankruptcy proceedings. The Plan was filed on February 15, 2002 and was amended on April 3, 2002. A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by the Bankruptcy Court as of that date with an effective date of May 31, 2002.

        Pursuant to the Plan, the Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness. The Company also completed a merger with C/M Holdings, Inc., a Texas corporation ("CMHI"), whereby the equity holders of CMHI received two new classes of Preferred Stock, 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B

Preferred Stock. The 500,042 shares of Series B Preferred Stock are convertible into 1,720,130 shares of Common Stock, or approximately 45% of the total Common Stock. The Company also negotiated a Post-Confirmation Credit Facility with Comerica in the amount of $4,500,000. Terms of the Plan are set forth in the Company's Form 10-K for the year ended February 2, 2002.

        Selected elements of the Company's unaudited statements of operations are shown below for the three months ended September 30, 2002 and October 6, 2001 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company's financial statements and notes thereto and other financial data included in the Company's Form 10-K for the fiscal year ended February 2, 2002.

	Three Months Ended October 6, 2001	Two Months Ended Auguat 31, 2002	One Month Ended September 30, 2002	Three Months Ended September 30, 2002
Merchandise sales	71.3%	63.9%	66.9%	65.0%
Pawn service charges	26.8	34.6	30.1	32.9
Other income	1.9	1.5	3.0	2.1

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	57,6	43.5	48.3	45.3

Gross profit	42.3	56.5	51.7	54.7
Store operating expenses	31.7	36.3	32.3	34.8

Store contribution margin	10.6	20.2	19.4	19.9
Corporate administrative expenses (including reorganization items excluding gain on debt discharge(1)	12.6	23.3	16.0	20.7
Interest expense	3.4	3.4	2.7	3.1
Depreciation and amortization	2.3	2.6	1.7	2.2

Net loss	(7.7)%	(9.1)	(1.0)	(6.1)%

(1)
Gain on debt discharge of $11,810,000 excluded from calculation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended October 6, 2001

        Total revenues decreased 26.6% to $3,860,000 during the three months ended September 30, 2002 (the "Three Month 2002 Period") as compared to $5,263,000 during the three months ended October 6, 2001 (the "Three Month 2001 Period"). The overall decrease was attributable primarily to the closing or sale of 16 stores ("Closed Stores") since the beginning of the prior fiscal year which accounted for $1,892,000 of the decrease. Stores that remained open for the full 12 months or more as of September 30, 2002 (the "Comparable Stores") experienced a net increase in revenues of $490,000 or 16.0%.

        Merchandise sales decreased 33.2% to $2,508,000 during the Three Month 2002 Period from $3,754,000 during the Three Month 2001 Period primarily due to the loss of sales attributable to the Closed Stores of $1,559,000. Sales in Comparable Stores for the Three Month 2002 Period increased $313,000 or 15.0%.

        Pawn service charges decreased $136,000 or 9.7% to $1,212,000 during the Three Month 2002 Period from $1,408,000 during the Three Month 2001 Period primarily due to operating fewer stores for the Three Month 2002 Period. Pawn service charges from Comparable Stores increased $186,000 or 20.4% from $913,000 for the Three Month 2001 Period as compared to the Three Month 2002 Period.

        Gross profit decreased 5.2% to $2,113,000 during the Three Month 2002 Period from $2,235,000 during the Three Month 2001 Period primarily due to a reduction in gross profit from Closed Stores of $407,000 in the Three Month 2001 Period. Gross profit for Comparable Stores increased $291,000 for the Three Month 2002 Period as compared to the Three Month 2001 Period, a 18.8% increase. Gross profit as a percentage of total revenues increased to 54.7% during the Three Month 2002 Period as compared to 42.3% during the Three Month 2001 Period primarily as a result lower margins on merchandise sales for Closed Stores in the Three Month 2001 Period.

        Store operating expenses decreased to $1,345,000 for the Three Month 2002 Period from $1,671,000 during the Three Month 2001 Period primarily due to reduction in expenses attributable to Closed Stores. On a Comparable Store basis, store operating expenses were 35.3% of total revenues during the Three Month 2002 Period compared to 38.7% of total revenues during the Three Month 2001 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

        Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $768,000 from $564,000 during the Three Month 2002 Period compared to Three Month 2001 Period primarily due to the lower gross profit on merchandise liquidation sales for Closed Stores in the Three Month 2001 Period.

        Corporate administrative expenses increased 19.2% to $799,000 during the Three Month 2002 Period from $670,000 during the Three Month 2001 Period primarily due to costs related to the financial restructuring. Corporate administrative expenses increased to 20.6% of total revenues during the Three Month 2002 Period as compared to 12.7% during the Three Month 2001 Period primarily due to reduced revenues from store closings and due the costs attributed to the Company's bankruptcy reorganization.

        Interest expense decreased $58,000 from $179,000 during the Three Month 2002 Period as compared to the Three Month 2001 Period primarily due to decreased borrowings under the Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, the Company's primary sources of liquidity were $2,026,000 in cash and cash equivalents, $399,000 in pawn service charges receivable, $3,628,000 in pawn loans outstanding, and $2,508,000 in inventories. Additionally, the Company has $5,038,000 in marketable securities held as a long term investment due to management's intent to hold the securities for tax purposes. The Company also had $52,000 available to borrow under the Post-Confirmation Credit Facility.

        Under the terms of the Plan approved by the Bankruptcy Court, the Company received an investment of approximately $7.8 million, of which $2.6 million was in cash, through the Merger, in exchange for two classes of Preferred Stock. The Company issued 1,071,636 shares of non-voting Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. Both classes of preferred stock have a par value of $0.01 per share and pay a 5% annual cumulative cash dividend. The dividend is payable quarterly. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date (August 30, 2002) in amounts of at least 100,000 shares, or $500,000, per year. Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5 million based on the current value of CMHI net assets. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into approximately 45% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and has voting rights on the same basis as the Common Stock.

        The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund projected operating losses during the fiscal year ended June 30, 2003 and to provide sufficient working capital to increase pawn loans and inventories to levels necessary for the Company to be profitable.

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

        With the Company's successful emergence from bankruptcy, management believes the reorganized Company has sufficient liquidity and capital resources to meet its financial obligations, make planned capital expenditures and debt payments as a result of the Merger. Future operating performance and expected cash flows will be subject to financial, economic and other factors affecting the business and operations beyond its control and will affect the Company's ability to expand its business anticipated in its financial plan.

ITEM 3. CONTROLS AND PROCEDURES

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company filed its Plan and Disclosure Statement on February 15, 2002 and filed its First Amended Plan and First Amended Disclosure Statement on April 3, 2002. The Disclosure Statement was approved by the Bankruptcy Court on April 3, 2002. The Plan was confirmed by the Bankruptcy Court on May 20, 2002 with an Effective Date of May 31, 2002. The Plan was consummated on August 30, 2002 with the consummation of the Merger. All legal proceedings prior to the Petition Date have been settled in the bankruptcy proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company issued the following securities pursuant to the consummation of its Plan; 2,079,948 shares of Common Stock in exchange for approximately $10.8 million of prepetition liabilities, 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock in exchange for $7.8 million of assets pursuant to the Merger. All equity interests that existed prior to the Effective Date were cancelled upon consummation of the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company was in default on payment of interest on its 2004 Notes and on the payment of dividends on its 8% Preferred Stock at the time of its bankruptcy filing. No payments were made during the bankruptcy proceeding. The 2004 Notes were exchanged for equity in the reorganized Company under the terms of the Plan as described herein and the interest of the holders of the 8% Preferred Stock was cancelled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description
10.1	Revolving Credit Agreement Between Pawnmart, Inc. and Comerica Bank dated August 30, 2002; (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request; a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002.

*
Filed herewith.

(b)  Reports on Form 8-K

        On July 24, 2002 the Company filed a Form 8-K reporting the Company's change of its fiscal year end from the Saturday nearest January 31 to December 31.

        On July 26, 2002 the Company filed a Form 8-K/A reporting the Company's change of its fiscal year end from the Saturday nearest January 31 to June 30 (rather than to December 31 as erroneously reported in the Form 8-K filed on July 24, 2002).

        On August 12, 2002 the Company filed a Form 8-K/A reporting the filing of the Company's Fifth Modification (the "Fifth Modification") to its First Amended Plan of Reorganization (the "Plan") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. The Fifth Modification provides for a delay in the Closing Date (as defined in the Plan) from July 31 to August 30, 2002.

        On August 20, 2002 the Company filed a Form 8-K reporting the Company's engagement of Grant Thornton LLP as the Company's new principal independent accountant to audit the Company's consolidated financial statements as of and for the fiscal year ended February 2, 2002.

        On September 16, 2002 the Company filed a Form 8-K reporting the Company's acquisition of C/M Holdings, Inc. through a merger, with the Company as the surviving corporation, effective August 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC. (REGISTRANT)
November 19, 2002	By:	/s/ JOHN R. BOUDREAU John R. Boudreau President and Chief Executive Officer
November 19, 2002	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Senior Vice President and Chief Financial Officer

CERTIFICATIONS

        I, John R. Boudreau, President and Chief Executive Officer of PawnMart, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of PawnMart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrants and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ JOHN R. BOUDREAU John R. Boudreau President and Chief Executive Officer

        I, Robert W. Schleizer, Senior Vice President and Chief Financial Officer of PawnMart, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of PawnMart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrants and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Revolving Credit Agreement Between Pawnmart, Inc. and Comerica Bank dated August 30, 2002; Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002.

QuickLinks

PAWNMART, INC. INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PAWNMART, INC. Balance Sheets (In thousands, except share and per share data)
PAWNMART, INC. AND SUBSIDIARIES Statements of Operations (Unaudited) (In thousands, except per share data)
PAWNMART, INC. AND SUBSIDIARIES Statements of Cash Flows (Unaudited) (In thousands)
PAWNMART, INC. AND SUBSIDIARIES Notes to Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  GENERAL
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX