Form 10QSB/A
period 2002-09-30
PAWNMART INC
filed 2002-11-21
CIK 1048142

Use these links to rapidly review the document
EXPLANATORY NOTE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

EXPLANATORY NOTE

        This Amendment No. 1, or this Amendment, to the Quarterly Report on Form 10-QSB of PawnMart, Inc. for the quarterly period ended September 30, 2002 is being filed to correct the following typographical errors:

    in the Balance Sheet on page 3 of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-QSB originally filed on November 20, 2002, the Form 10-QSB did not include the language "5% cumulative dividend, liquidation preference $5.00 per share" in the description of the Preferred Stock—Series B;

    in the Statement of Operations on page 4 of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-QSB originally filed on November 20, 2002, the Form 10-QSB did not include the line "Net income/(loss) before extraordinary items" and "Total expenses" in the column "One Month Ended September 30, 2002" is changed to 732 from 742;

    in Note 2 of the Notes to Financials Statements on page 9, of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-QSB originally filed on November 20, 2002, the Form 10-QSB, included a column heading "Fresh Start Adjusted" which is changed to Fresh Start Adjustments;

    in Note 5 of the Notes to Financials Statements on page 12, of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-QSB originally filed on November 20, 2002, the Form 10-QSB, additional lines for "Net income/(loss) and "Comprehensive Income" are included;

PAWNMART, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAWNMART, INC.
Balance Sheets
(In thousands, except share and per share data)

	Reorganized Company September 30, 2002	Predecessor June 30, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,026	$377
Accounts receivable	94	36
Pawn service charges receivable	399	330
Pawn loans	3,628	3,001
Inventories, net	2,508	2,616
Prepaid expenses and other current assets	152	180

Total current assets	8,807	6,540

Property and equipment, net	720	840
Debt issuance costs, net	—	999
Other assets, net including available for sale securities at September 30, 2002 of $5,213	5,414	115

Total assets	$14,941	$8,494

Liabilities and Stockholders' Equity/ Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$677	$643
Current installments of notes payable—prepetition taxes	100	3,864
Prepetition liabilities	—	12,540

Total current liabilities	777	17,047

Long term debt
Notes payable—prepetition taxes, net of current portion	467	—
Notes payable—bank line of credit	3,989	—

Total liabilities	5,233	—
Redeemable Preferred Stock:
Preferred stock—Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2002	5,358	—
Stockholders' equity/(deficit):
Preferred stock—$0.01 par value, 2,500,000 authorized:
Preferred stock—Series B; 5% cumulative dividend, liquidation preference $5.00 per share; 500,042 issued at September 30, 2002	5	—
8% Convertible preferred stock (old), $6.00 par value, authorized 416,667 shares; 416,667 shares issued and outstanding at June 30, 2002: liquidation preference $6.00 per share	—	2,500
Common stock $0.01 par value; authorized 10,000,000 shares, 2,079,948 issued and outstanding as of September 30, 2002	21	—
Common stock (old), $0.01 par value; authorized 20,000,000 shares, 2,503,412 issued and outstanding as of June 30, 2002	—	25
Series A redeemable common stock (old) purchase warrants, $0.125 par value; 1,974,060 warrants issued and outstanding at June 30, 2002 (note 2)	—	249
Series B redeemable Common Stock (old) purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding at June 30, 2002	—	86
Additional common stock purchase warrants	—	60
Additional paid-in capital	4,345	22,004
Accumulated deficit	(196)	(33,407)
Other comprehensive income	175	—
Less treasury stock, at cost; 7,144 common shares (old) at June 30, 2002	—	(70)

Total stockholders' equity/(deficit)	9,708	(8,553)

Total liabilities and stockholders' equity/(deficit)	$14,941	$8,494

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES
Statements of Operations
(Unaudited)
(In thousands, except per share data)

					Reorganized Company
	Predecessor
					One Month Ended September 30, 2002	Three Months Ended September 30, 2002
	Three Months Ended October 6, 2001		Two Months Ended August 31, 2002
Revenues:
Merchandise sales		$3,754		$1,578	$930		$2,508
Pawn service charges		1,408		853	419		1,272
Other		101		38	42		80

Total revenues		5,263		2,469	1,391		3,860
Cost of sales		3,028		1,075	672		1,747

Gross profit		2,235		1,394	719		2,113

Expenses:
Store operating expenses		1,671		896	449		1,345
Corporate administrative expenses		532		336	222		558
Interest expense		179		83	38		121
Depreciation and amortization		123		63	23		86

Total expenses		2,505		1,378	732		2,110

Operating income/(loss)		(270)		16	(13)		3
Reorganization expenses		138		241	—		241

Net income/(loss) before extraordinary items		(408)		(225)	(13)		(238)
Extraordinary items:
Gain on debt discharge		—		11,810	—		11,810
Preferred stock dividend requirement		—		—	(33)		(33)

Net income/(loss) allocable to common stockholders		$(408)		$11,585	$(46)		$11,539

Loss per common share (note 3):
Basic and diluted	$	*	$	*	$(0.08)	$	*

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

(1)
Non cash financing activities—Company acquired CMHI on August 30, 2002 including $2.6 in cash and $5.1 million in marketable securities in exchange for preferred stock. See note 2 for more complete explanation.

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

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options or warrants. The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness and, in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.

        The Company is paying the prepetition priority tax claims over a six year period from the assessment date with interest at 7% per annum in quarterly installments of approximately $35,000 in accordance with the Plan.

        The Bankruptcy Court confirmed the Company's Plan on May 20, 2002 with an Effective Date of May 31, 2002. The consummation of the Plan was contingent on several material events including consummation of the Merger which occurred on August 30, 2002 which is reported herein as a material business combination.

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

        After consideration of the Company's debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company's organization capital structure prior to the Merger, is as follows:

At August 30, 2002
(in thousands)
Postpetition current liabilities	$1,274
Notes payable—priority tax claims (1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873

$7,567

(1)
Approximately $95,000 due in cash and $605,000 payable quarterly, $100,000 per year at 7% interest per annum.

        The effects of the Plan on the Company's balance sheet as of August 30, 2002 is as follows:

Assets	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjustments	Reorganized Balance Sheet Prior to Merger
Current assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory—net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177

Total current assets	6,772			6,772
Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121

Total assets	$8,727	$—	$(1,160)	$7,567

Liabilities and Stockholders' Equity/(Deficit)
Current liabilities
Accounts payable and accrued liabilities	$674	$—	$—	$674
Notes payable—prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable—bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600

Total current liabilities	17,504	(16,035)	—	1,469
Long term debt
Notes payable—prepetition taxes, net of current portion	—	505	—	505
Notes payable—bank line of credit	—	3,720	—	3,720

Total liabilities	17,504	(11,810)	—	5,694
Stockholders' equity/(deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock (old) purchase warrants	249	(249)	—	—
Series B redeemable Common Stock (old)	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70	—

Total stockholders' equity/(deficit)	(8,777)	11,810	(1,160)	1,873

Total liabilities and stockholders'equity/(deficit)	$8,727	$—	$—	$7,567

        On August 30, 2002, the Company acquired 100 percent of the outstanding common shares of C/M Holdings, Inc. ("CMHI") pursuant the Plan.

        The aggregate purchase price for CMHI was approximately $7.8 million which was paid through the issuance of Series A and Series B Preferred Stock valued at $5.3 million and $2.5 million, respectively. The value of the Preferred Stock was based on liquidation preferences and dividend and conversion features.

        The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger.

At August 30, 2002
(in thousands)
Current assets	$2,725
Property, plant & equipment	36
Other assets and marketable securities	5,117

Total assets acquired	7,878

Total liabilities assumed	20

Net assets acquired	$7,858

        Of the $5.1 million in other assets, $5.0 million are investments in marketable securities. The Company has classified these securities as long term assets due to its intent to defer sale of these securities to offset gains on disposition with accumulated net operating losses.

        The following is a condensed consolidated balance sheet as of August 30, 2002 (unaudited), which reflects the Merger:

	PawnMart, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002	Reorganized Balance Sheet After Merger
	(in thousands)
Assets
Current assets	$6,772	$2,725	$9,497
Property and equipment, net	674	36	710
Other assets and marketable securities	121	5,117	5,238

Total assets	$7,567	$7,878	$15,445

Liabilities and Stockholders' Equity/(Deficit):
Current Liabilities(1)	$1,469	$170	$1,639
Notes Payable	4,225	—	4,225

	5,694	170	5,864
Redeemable Preferred Stock		5,358	5,358
Stockholders' Equity:	—	—	—
Preferred Stock	—	5	5
Common Stock	21	—	21
Additional Paid In Capital(1)	1,852	2,345	4,197

Total liabilities and stockholders' equity	$7,567	$7,878	$15,445

(1)
Includes $150,000 investment banking fee related to merger which is netted against paid in capital.

(3) Notes Payable

  Revolving Credit Facility—

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

(5) Other Comprehensive Income

        Other comprehensive income is as follows:

For the One Month Period Ended September 30, 2002
(in thousands)
Net income/(loss)	$(46)
Unrealized gain from available for sale securities	175

Comprehensive Income	$129

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

	Three Months Ended October 6, 2001	Two Months Ended Auguat 31, 2002	One Month Ended September 30, 2002	Three Months Ended September 30, 2002
Merchandise sales	71.3%	63.9%	66.9%	65.0%
Pawn service charges	26.8	34.6	30.1	32.9
Other income	1.9	1.5	3.0	2.1

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	57.7	43.5	48.3	45.3

Gross profit	42.3	56.5	51.7	54.7
Store operating expenses	31.7	36.3	32.3	34.8

Store contribution margin	10.6	20.2	19.4	19.9
Corporate administrative expenses (including reorganization items excluding gain on debt discharge(1)	12.6	23.3	16.0	20.7
Interest expense	3.4	3.4	2.7	3.1
Depreciation and amortization	2.3	2.6	1.7	2.2

Net loss	(7.7)%	(9.1)	(1.0)	(6.1)%

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

        Under the terms of the Plan approved by the Bankruptcy Court, the Company received an investment of approximately $7.8 million, of which $2.6 million was in cash, through the Merger, in exchange for two classes of Preferred Stock. The Company issued 1,071,636 shares of non-voting Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. Both classes of preferred stock have a par value of $0.01 per share and pay a 5% annual cumulative cash dividend. The dividend is payable quarterly. The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date (August 30, 2002) in amounts of at least 100,000 shares, or $500,000, per year. Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash. On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The value of Series A Preferred Stock to be issued is estimated to be approximately $5.3 million based on the current value of CMHI net assets. The Series B Preferred Stock is not subject to mandatory redemption. After April 30, 2009 the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption. The Series B Preferred Stock is convertible into approximately 45% of the Company's Common Stock on the date of issuance, subject to anti-dilutive adjustment, and has voting rights on the same basis as the Common Stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description
10.1	Revolving Credit Agreement Between Pawnmart, Inc. and Comerica Bank dated August 30, 2002 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002.*

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

PAWNMART, INC. (REGISTRANT)
November 21, 2002	By:	/s/ JOHN R. BOUDREAU John R. Boudreau President and Chief Executive Officer
November 21, 2002	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, John R. Boudreau, President and Chief Executive Officer of PawnMart, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB/A of PawnMart, Inc.;

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

Date: November 21, 2002	/s/ JOHN R. BOUDREAU John R. Boudreau President and Chief Executive Officer

I, Robert W. Schleizer, Senior Vice President and Chief Financial Officer of PawnMart, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB/A of PawnMart, Inc.;

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

Date: November 21, 2002	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Revolving Credit Agreement Between Pawnmart, Inc. and Comerica Bank dated August 30, 2002 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002.*

*
Filed herewith.