Form 10QSB
period 2002-12-31
PAWNMART INC
filed 2003-02-14
CIK 1048142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

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

(678) 305-7211
(Issuer’s telephone number)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,079,948 shares of Common Stock, par value $0.01 per share, outstanding as of January 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PAWNMART, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Balance Sheets as of December 31, 2002 and June 30, 2002

Statements of Operations for the Three and Six Months Ended January 5, 2002, Two Months Ended August 31, 2002, and Four and Six Months Ended December 31, 2002

Statements of Cash Flows for the Six Months Ended January 5, 2002, Two Months Ended August 31, 2002, and Four and Six Months Ended December 31, 2002

Notes to Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PAWNMART, INC.

Balance Sheets

	Reorganized Company	Predecessor
(In thousands, except share and per share data)	December 31, 2002	June 30, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,311	$377
Accounts receivable	80	36
Pawn service charges receivable	445	330
Pawn loans	4,056	3,001
Inventories, net	2,396	2,616
Prepaid expenses and other current assets	244	180
Total current assets	8,532	6,540
Property and equipment, net	720	840
Debt issuance costs, net	—	999
Other assets, including available for sale securities at December 31, 2002 of $7,433	7,554	115
Total assets	$16,806	$8,494

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$701	$643
Current installments of notes payable — prepetition taxes	103	3,864
Prepetition liabilities	—	12,540
Total current liabilities	804	17,047
Long term debt
Notes payable — prepetition taxes, net of current portion	524	—
Notes payable — bank line of credit, matures January 31, 2004	3,736	—
Total liabilities	5,064	17,047
Redeemable Preferred Stock:
Preferred stock — Series A; $0.01 par value; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at December 31, 2002	5,358	—
Stockholders’ equity (deficit):
Preferred stock — $0.01 par value, 2,500,000 shares authorized:	—	—
Preferred stock — Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500); 500,042 shares issued at December 31, 2002	5	—
8% Convertible preferred stock (old), $6.00 par value, 416,667 shares authorized; 416,667 shares issued and outstanding at June 30, 2002:	—	2,500
Common stock $0.01 par value; 10,000,000 shares authorized: 2,079,948 issued and outstanding as of December 31, 2002	21	—
Common stock (old), $0.01 par value; 20,000,000 shares authorized; 2,503,412 issued and outstanding as of June 30, 2002	—	25
Series A redeemable common stock (old) purchase warrants, $0.125 par value; 1,974,060 warrants issued and outstanding at June 30, 2002 (note 2)	—	249
Series B redeemable common stock (old) purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding at June 30, 2002	—	86
Additional common stock purchase warrants	—	60
Additional paid-in capital	4,162	22,004
Retained earnings (accumulated deficit)	111	(33,407)
Other comprehensive income	2,085	—
Less treasury stock, at cost; 7,144 common shares (old) at June 30, 2002	—	(70)
Total stockholders’ equity (deficit)	6,384	(8,553)
Total liabilities and stockholders’ equity (deficit)	$16,806	$8,494

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES

 Statements of Operations

(Unaudited)

	Reorganized Company	Predecessor
	Three Months Ended
(In thousands, except per share data)	December 31, 2002	January 5, 2002

Revenues:
Merchandise sales	$3,274	$3,196
Pawn service charges	1,399	1,201
Other	63	56
Total revenues	4,736	4,453

Cost of sales	2,381	2,254
Gross profit	2,355	2,199

Expenses:
Store operating expenses	1,336	1,568
Corporate administrative expenses	720	593
Interest expense	69	115
Depreciation and amortization	76	127
Total expenses	2,201	2,403

Operating income (loss)	154	(204)
Interest and dividend income	14	—
Gain on sale of marketable securities	88	—
Net income (loss) from continuing operations	256	(204)
Loss from discontinued operations	—	(138)

Net Income	256	(342)
Preferred stock dividend requirement	(98)	—
Net income (loss) allocable to common stockholders	$158	$(342)

Income (Loss) per common share (note 4):
Basic	$.08	*
Diluted	$.05	$ *

* Loss per share prior to Plan consummation and merger are not meaningful.

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES

 Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Predecessor		Reorganized Company
	Six Months Ended January 5, 2002	Two Months Ended August 31, 2002	Four Months Ended December 31, 2002	Six Months Ended December 31, 2002

Revenues:
Merchandise sales	$6,951	$1,578	$4,204	$5,782
Pawn service charges	2,610	853	1,818	2,671
Other	156	38	78	116
Total revenues	9,717	2,469	6,100	8,569

Cost of sales	5,289	1,075	3,053	4,128
Gross profit	4,428	1,394	3,047	4,441

Expenses:
Store operating expenses	3,239	896	1,786	2,682
Corporate administrative expenses	1,263	336	947	1,283
Interest expense	294	83	107	190
Depreciation and amortization	250	63	99	162
Total expenses	5,046	1,378	2,939	4,317

Operating income (loss)	(618)	16	108	124

Interest and dividend income	—	—	41	41
Gain on disposition of assets	—	—	5	5
Gain (loss) on sale of marketable securities	—	—	88	88
Reorganization expenses	—	(241)	—	(241)
Net income (loss) from continuing operations	(618)	(225)	242	17

Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Loss from discontinued operations	(132)	—		—

Net Income	(750)	11,585	242	11,827
Preferred stock dividend requirement	—	—	(131)	(131)

Net income (loss) allocable to common stockholders	$(750)	$11,585	$111	$11,696

Income (loss) per common share (note 4):
Basic	$ *	$ *	$.05	$ *
Diluted	$ *	$ *	$.04	$ *

* Loss per share prior to Plan consummation and merger are not meaningful.

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Statements of Cash Flows

(Unaudited)

(In thousands)

	Predecessor		Reorganized Company
	Six Months Ended January 5, 2002	Two Months Ended August 31, 2002	Four Months Ended December 31, 2002	Six Months Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$(750)	$11,585	$242	$11,827
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	63	99	162
Amortization of debt issuance costs	—	—	—	—
Gain on debt discharge	—	(11,810)	—	(11,810)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(89)	(24)	(19)	(43)
Pawn service charges receivable	184	(45)	(70)	(115)
Net decrease (increase) in pawn loans	2,028	(414)	(640)	(1,054)
Inventories, net	651	62	158	220
Prepaid expenses and other current assets	(160)	(3)	(67)	(70)
Prepetition liabilities, accounts payable and accrued liabilities	(2)	(56)	(70)	(126)

Net cash provided by operating activities	2,112	(642)	(367)	(1,009)

Cash flows from investing activities:
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of investments, net			(220)	(220)
Purchases of property and equipment	(33)	—	(164)	(164)
Net cash provided by (used in) investing activities	(33)	—	2,181	2,181

Cash flows from financing activities:
(Principal payments) borrowings on notes payable	(2,652)	455	(562)	(107)
Dividends paid		—	(131)	(131)
Net cash provided by (used in) financing activities	—	455	(693)	(238)
Net increase (decrease) in cash and cash equivalents	(573)	(187)	1,121	934
Cash and cash equivalents at beginning of period	811	377	190	377
Cash and cash equivalents at end of period	$238	$190	$1,311	$1,311

Supplemental disclosures of cash flow information - Cash paid for interest	$297	$83	$102	$185

(1)           Non cash financing activities - Company acquired CMHI on August 30, 2002 including $2.6 million in cash and $5.1 million in marketable securities in exchange for  preferred stock.  See note 2 for more complete explanation.

See accompanying notes to financial statements.

PAWNMART, INC. AND SUBSIDIARIES

Notes to Financial Statements

(Unaudited)

(1)       Basis of Presentation

The accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and generally accepted accounting principles for interim financial information and therefore do not include all disclosures necessary for complete financial statements.  In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations as of and for the periods presented.

The Board of Directors of the Company determined in May 2002 that it was in the Company’s best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company’s post bankruptcy operating results. The results of operations for the interim periods ended December 31, 2002 and January 5, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2002 included in the Company’s Form 10-K which has been previously filed with the Securities and Exchange Commission.

PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of December 31, 2002, the Company owned and operated 25 stores located in Georgia, North Carolina, and South Carolina.

On July 9, 2001 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11.  On May 20, 2002 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s first amended plan of reorganization (the “Plan”).  The Plan became effective on May 31, 2002 (the “Effective Date”).

The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger (the “Merger”) with C/M Holdings, Inc. (“CMHI”).  The reorganized Company adopted fresh-start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002, including recognition of certain reorganization expenses associated with the Merger in the Company’s Statement of Operations for the two months ended August 31, 2002.

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

The fresh-start reporting reorganization value of approximately $7.6 million resulted in a net value of approximately $1.9 million to the new common equity holders after allowance for post confirmation liabilities of the reorganized Company of $5.8 million.  The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounted cash flow, book value multiples of comparable companies in its industry, net realizable value of  asset sales and other applicable methods.  The calculated reorganization value was based on estimates and assumptions about circumstances in a relatively high-risk investment scenario that have not yet taken place in which there are significant economic and competitive uncertainties beyond the control of the reorganized Company.

Management believes the reorganized Company has sufficient liquidity and capital resources to meet its financial obligations and to make planned capital expenditures and debt payments as a result of the Merger.  Future operating performance and expected cash flows will be subject to financial, economic and other factors affecting the business and operations beyond its control and will affect the Company’s ability to expand its business anticipated in its financial plan.

The information set forth in these financial statements is unaudited.  In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are necessary to present a fair statement of results of operations of the Company for the interim periods presented.

(2)       Plan of Reorganization

Fresh-start Accounting

In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date were subject to compromise under the Plan.  Treatment of each class of claims is explained in detail in the Company’s Form 10-K for the fiscal year ended February 2, 2002.

Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options and warrants.  The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness and in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.

The Company is paying the prepetition priority tax claims over a six year period from the assessment date with interest at 7% per annum in quarterly installments of approximately $35,000 in accordance with the Plan.

The Bankruptcy Court confirmed the Plan on May 20, 2002 with an Effective Date of May 31, 2002.  The consummation of the Plan was contingent on several material events including consummation of the Merger which occurred on August 30, 2002 which is reported herein as a material business combination.

The Company acquired 100 percent of the outstanding common stock of CMHI on August 30, 2002.  The results of CMHI’s operations have been included in the financial statements since the date of the Merger.

The Company’s reorganization value, computed immediately before the Merger, was $7,567,000.

The Company adopted fresh-start reporting because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity; (all pre-confirmation equity interests were cancelled), and the reorganization value is less than the postpetition liabilities and allowed claims, as shown below.

The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounting cash flow, book value multiples of comparable companies in its industry, net realizable value of  asset sales and other applicable methods.  The Company assigned no value to the Company’s net operating loss carryovers in the calculation of its reorganization value due to the lack of certainty of utilizing the net operating loss based on historical operating results and the potential limitations on use resulting from the Plan.

(in thousands)
Postpetition current liabilities	$5,145
Liabilities deferred pursuant to the Plan	700
Liabilities exchanged for equity in the reorganized Company	11,810
Total postpetition liabilities and allowed claims	17,655
Reorganization value	7,567
Excess of liabilities over reorganization value	$10,088

After consideration of the Company’s debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company’s organization capital structure prior to the Merger, is as  follows:

At August 30, 2002
(in thousands)
Postpetition current liabilities	$1,274
Notes payable – priority tax claims (1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873
$7,567

(1)           Approximately $95,000 due in cash and $605,000 payable in quarter installments of approximately $100,000  per  year at 7% interest per annum.

The effects of the Plan on the Company’s balance sheet as of August 30, 2002 is as follows:

(in thousands)	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjustments	Reorganized Balance Sheet Prior to Merger
Assets
Current Assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory – net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177
Total current assets	6,772			6,772

Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121
Total assets	$8,727	$—	$(1,160)	$7,567

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$674	$—	$—	$674
Notes payable – prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable – bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600
Total current liabilities	17,504	(16,035)	—	1,469
Long term debt
Notes payable – prepetition taxes, net of current portion	—	505	—	505
Notes payable – bank line of credit	—	3,720	—	3,720
Total liabilities	17,504	(11,810)	—	5,694
Stockholders’ equity (deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock purchase warrants	249	(249)	—	—
Series B redeemable Common Stock purchase warrants	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70		—
Total stockholders’ equity (deficit)	(8,777)	11,810	(1,160)	1,873
Total liabilities and stockholders’equity (deficit)	$8,727	$—	$—	$7,567

On August 30, 2002, the Company acquired 100 percent of the outstanding common shares of C/M Holdings, Inc. (“CMHI”) pursuant the Plan.

The aggregate purchase price for CMHI was approximately $7.8 million which was paid through the issuance of Series A and Series B Preferred Stock valued at $5.3 million and $2.5 million, respectively.  The value of the Preferred Stock was based on liquidation preferences and dividend and conversion features.

The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger.

At August 30, 2002
(in thousands)
Current assets	$2,725
Property and equipment, net	36
Other assets and marketable securities	5,117
Total assets acquired	7,878
Total liabilities assumed	20
Net assets acquired	$7,858

Of the $5.1 million in other assets, $5.0 million are investments in marketable securities.  The Company has classified these securities as long term assets due to its intent to defer sale of these securities to offset gains on disposition with accumulated net operating losses.

The following is a condensed consolidated  balance sheet August 30, 2002 (unaudited), which reflects the Merger:

(in thousands)	PawnMart, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002	Reorganized Balance Sheet After Merger
Assets
Current assets	$6,772	$2,725	$9,497
Property and equipment, net	674	36	710
Other assets	121	5,117	5,238
Total assets	$7,567	$7,878	$15,445
Liabilities and Stockholders’ Equity
Current Liabilities	$1,469	$20	$1,489
Notes Payable	4,225	—	4,225
	5,694	20	5,714

Redeemable Preferred Stock		5,358	5,358

Stockholders’ Equity:	—	—	—
Preferred Stock	—	5	5
Common Stock	21	—	21
Additional Paid In Capital	1,852	2,495	4,347
Total liabilities and stockholders’ equity	$7,567	$7,878	$15,445

(3)                      Notes Payable

Revolving Credit Facility-

On July 16, 2001 the Bankruptcy Court approved a $7,200,000 post-petition credit facility (the “Post-Petition Credit Facility”) with Comerica Bank (“Comerica”).  The Post-Petition Credit Facility bore interest at the prevailing prime rate plus 4%.  Amounts available under the Post-Petition Credit Facility were limited to certain percentages of pawn loans, inventories, and pawn service charges receivable and were collateralized by substantially all of the unencumbered assets of the Company. The Company was prohibited from paying cash dividends or acquiring treasury stock under the terms of the Post-Petition Credit Facility.

The Post-Petition Credit Facility was replaced with a new $4,500,000 credit facility (the “Post-Confirmation Credit Facility”) effective September 1, 2002 upon consummation of the Plan with the completion of the Merger on August 30, 2002.  The Post-Confirmation Credit Facility bears interest at the current prevailing prime rate plus 2% and matures on January 31, 2004.  Amounts available under the Post-Confirmation Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Post-Confirmation Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.  At December 31, 2002, $3,736,000 was outstanding under the Post-Confirmation Credit Facility and an additional $212,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Post-Confirmation Credit Facility, the Company is required to maintain certain financial ratios and comply with certain other covenants.  The Company was in compliance with these covenants as of December 31, 2002.

Subordinated Debt -

On July 16, 2001 the Bankruptcy Court approved a subordinated note in the amount of $600,000 from Hulen Pawn Shop Investors, L.L.C., which was beneficially owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company (the “Hulen Note”).  The Hulen Note bore interest at the prevailing prime rate plus 5.0%.  The Hulen Note was collateralized by a lien subordinate to Comerica on the pawn loans, inventories and pawn loan service charges of the Company and was convertible into shares of Common Stock of the reorganized Company. The Company paid an origination fee of $24,000.  The Hulen Note was paid in full in September 2002.

On March 11, 1999 the Company commenced a public offering of up to $10,000,000 in principal amount of 12% Subordinated Notes due December 31, 2004 (the “2004 Notes”).  The 2004 Notes were offered on a “best efforts” basis by participating National Association of Securities Dealers, Inc. broker-dealers (“NASD Broker-Dealers”).  Interest on the 2004 Notes was payable monthly commencing with the second full calendar month following issuance.  The Company issued a total of $9,950,000 in principal amount of the 2004 Notes.  In connection with the sale of the 2004 Notes, the Company also issued Series A Warrants to participating NASD Broker-Dealers for the purchase of up to 600,000 shares of the Company’s Common Stock.  A total of 594,060 Series A Warrants were granted in connection with the sale of the 2004 Notes.  Under the Plan the 2004 Notes were converted to Common Stock of the reorganized Company and the Series A Warrants were cancelled.

(4)                      Weighted Average Shares and Net Income (Loss) Per Common Share

Net loss per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“Statement No. 128”).  Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts.  Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue Common Stock were exercised.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

Net loss per common share for periods prior to August 31, 2002 is not meaningful due to the cancellation of all equity interests pursuant to the Plan, which was consummated upon the completion of the Merger on August 30, 2002.

The Company issued 2,079,948 shares of Common Stock upon consummation of the Plan and issued 500,042 shares of Series B Preferred Stock which is convertible at the option of the holders into 1,720,130 shares of the Company’s Common Stock.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three and four month periods ended  December 31, 2002 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended December 31, 2002	Net Earnings	Shares	Per Share

Basic earnings per common share	$158,000	2,079,948	$.08
Effect of preferred dividend-Series B	31,000	1,720,130
Diluted earnings per common share	$189,000	3,800,078	$.05

For the Four Months Ended December 31, 2002	Net Earnings	Shares	Per Share

Basic earnings per common share	$111,000	2,079,948	$.05
Effect of preferred dividend-Series B	43,000	1,720,130
Diluted earnings per common share	$154,000	3,800,078	$.04

(5)                      Other Comprehensive Income

Other comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended December 31, 2002	For the Four Month Period Ended December 31, 2002

Net income	$256	$242
Unrealized gain from available for sale securities	1,911	2,085

Comprehensive Income	$2,167	$2,103

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements appearing in the following discussion that are not historical facts are forward-looking statements (“forward-looking statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections.  Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company’s management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors, include, but are not limited to, those set forth and those appearing from time to time in filings made by the Company with the Securities and Exchange Commission.  These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-K for the fiscal year ended February 2, 2002.

GENERAL

PawnMart, Inc. (the “Company”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer.  The Company generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

The Company’s total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory.  The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period.  All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans.  During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral.  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.

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

Pursuant to the Plan, the Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness.  The Company also completed a merger with C/M Holdings, Inc., a Texas corporation (“CMHI”), whereby the equity holders of CMHI received two new classes of Preferred Stock, 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock.  The 500,042 shares of Series B Preferred Stock are convertible into 1,720,130 shares of Common Stock, or approximately 45% of the total Common Stock.  The Company also negotiated a Post-Confirmation Credit Facility with Comerica in the amount of $4,500,000.  Terms of the Plan are set forth in the Company’s Form 10-K for the year ended February 2, 2002.

Selected elements of the Company’s unaudited statements of operations are shown below for the three months and six months ended December 31, 2002 and January 5, 2002 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-K for the fiscal year ended     February 2, 2002.

	Three Months Ended

			Six Months Ended

	December 31, 2002	January 5, 2002	December 31, 2002	January 5, 2002
Merchandise sales	69.1%	71.8%	67.5%	71.5%
Pawn service charges	29.5	27.0	31.2	26.9
Other income	1.4	1.2	1.3	1.6
Total revenues	100.0	100.0	100.0	100.0
Cost of sales	50.3	50.6	48.2	54.4
Gross profit	49.7	49.4	51.8	45.6
Store operating expenses	28.2	35.2	31.3	33.3
Store contribution margin	21.5	14.2	20.5	12.3
Corporate administrative expenses (including reorganization items and other income but excluding gain on debt discharge(1)	13.0	13.3	16.2	14.4
Interest expense	1.5	2.6	2.2	3.0
Depreciation and amortization	1.6	2.9	1.9	2.6
Net income (loss)	5.4	(4.6)	0.2	(7.7)

(1)  Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended January 5, 2002

Total revenues increased 6.4% to $4,736,000 during the three months ended December 31, 2002 (the “Three Month 2003 Period”) as compared to $4,453,000 during the three months ended January 5, 2002 (the “Three Month 2002 Period”).  Stores that remained open for the full 12 months or more as of December 31, 2002 (the “Comparable Stores”) experienced a net increase in revenues of $863,000 or 22.8% which is primarily attributable to improved store operating policies implemented during the Company’s reorganization.

Merchandise sales increased 2.4% to $3,274,000 during the Three Month 2003 Period from $3,196,000 during the Three Month 2002 Period.  Sales in Comparable Stores for the Three Month 2003 Period increased $491,000 or 18.1%.

Pawn service charges increased $198,000 or 16.5% to $1,399,000 during the Three Month 2003 Period from $1,201,000 during the Three Month 2002 Period primarily due to an increase in pawn loan balances of $1,055,000 as of December 31, 2002 as compared to January 5, 2002.   Pawn service charges from Comparable Stores increased $357,000 or 35.2% from $1,015,000 for the Three Month 2003 Period as compared to the Three Month 2002 Period.  The increase in pawn service charge income is due to improved controls on lending guidelines implemented during the Company’s reorganization.

Gross profit increased 7.1% to $2,355,000 during the Three Month 2003 Period from $2,199,000 during the Three Month 2002 Period primarily due to increased pawn service charges. Gross profit for Comparable Stores increased $419,000 for the Three Month 2003 Period as compared to the Three Month 2002 Period, a 22.1% increase.  Gross profit as a percentage of total revenues increased to 49.7% during the Three Month 2003 Period as compared to 49.4% during the Three Month 2002 Period primarily as a result lower margins on merchandise sales for Closed Stores in the Three Month 2002 Period.

Store operating expenses decreased 14.8% to $1,336,000 for the Three Month 2003 Period from $1,568,000 during the Three Month 2002 Period primarily due to reduction in expenses attributable the closing or sale of seven stores (“Closed Stores”) since the beginning of July 2002.  On a Comparable Store basis, store operating expenses were 28.3% of total revenues during the Three Month 2003 Period compared to 33.3% of total revenues during the Three Month 2002 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.  Store operating expenses on a Comparable Store Basis increased $10,000 or 0.8% from $1,263,000 to $1,273,000 for the Three Month 2003 Period compared to the Three Month 2002 Period.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $1,019,000 from $631,000 during the Three Month 2003 Period compared to Three Month 2002 Period primarily due to the increased pawn service charge income during the Three Month 2003 Period.  Store contribution margin on a Comparable Store basis increased $411,000 or 64.6% from $637,000 to $1,048,000 for the Three Month 2003 Period.

Corporate administrative expenses increased 21.4% to $720,000 during the Three Month 2003 Period from $593,000 during the Three Month 2002 Period primarily due to a $160,000 increase in legal and professional fees related to the Company’s expenses related to reorganization and emergence from bankruptcy. Corporate administrative expenses increased to 15.2% of total revenues during the Three Month 2003 Period as compared to 13.3% during the Three Month 2002 Period primarily due to reduced revenues from store closings and due the costs attributed to the Company’s bankruptcy reorganization.

Interest expense decreased $46,000 from $115,000 during the Three Month 2003 Period as compared to the Three Month 2002 Period primarily due to decreased borrowings under the Credit Facility and due to the Company paying off the $600,000 subordinated note upon consummation of its plan of reorganization.

Six Months Ended December31, 2002 Compared to Six Months Ended January 5, 2002

Total revenues decreased 11.8% to $8,569,000 during the six months ended December 31, 2002 (the “Six Month 2003 Period”) as compared to $9,717,000 during the six months ended January 5, 2002 (the “Six Month 2002 Period”).  The overall decrease was attributable primarily to the closing or sale of 16 stores (“Closed Stores”) since the beginning of the prior fiscal year which accounted for $1,656,000 of the decrease.  Stores that remained open for the full 12 months or more as of December 31, 2002 (the “Comparable Stores”) experienced a net increase in revenues of $323,000 or 4.1%.

Merchandise sales decreased 16.8% to $5,782,000 during the Six Month 2003 Period from $6,951,000 during the Six Month 2002 Period primarily due to the loss of sales attributable to the Closed Stores of $1,185,000.  Sales in Comparable Stores for the Six Month 2003 Period decreased $134,000 or 2.3%.

Pawn service charges increased $61,000 or 2.3% to $2,671,000 during the Six Month 2003 Period from $2,610,000 during the Six Month 2002 Period primarily due to loan balance increase of $1,055,000.  The increased loan balance was offset by the Company’s operating fewer stores for the Six Month 2003 Period.  Pawn service charges from Comparable Stores increased $480,000 or 22.2% from $2,157,000 for the Six Month 2003 Period as compared to the Six Month 2002 Period.

Gross profit increased 0.3% to $4,441,000 during the Six Month 2003 Period from $4,428,000 during the Six Month 2002 Period. Gross profit from Closed Stores in the Six Month 2002 Period totaled $704,000.  Gross profit for Comparable Stores increased $678,000 for the Six Month 2003 Period as compared to the Six Month 2002 Period, an 18.2 % increase.  Gross profit as a percentage of total revenues increased to 51.8% during the Six Month 2003 Period as compared to 45.6% during the Six Month 2002 Period primarily as a result lower margins on merchandise sales for Closed Stores in the Six Month 2002 Period.

Store operating expenses decreased to $2,682,000 for the Six Month 2003 Period from $3,239,000 during the Six Month 2002 Period primarily due to reduction in expenses attributable to Closed Stores.  On a Comparable Store basis, store operating expenses were 30.4% of total revenues during the Six Month 2003 Period compared to 32.1% of total revenues during the Six Month 2002 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.  Store operating expenses on a Comparable Store Basis decreased $35,000 or 1.4% to $2,550,000 from Six Month Period 2003.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $1,759,000 from $1,189,000 during the Six Month 2003 Period compared to Six Month 2002 Period primarily due to the lower gross profit on merchandise liquidation sales for Closed Stores in the Six Month 2002 Period.  Store contribution margin on a Comparable Store Basis increased $714,000 or 62.6% from $1,138,000 to $1,852,000 for the Six Month 2003 Period primarily due to the increase in pawn service charges on increased loan balances and improved gross margins on merchandise sales.

Corporate administrative expenses, including restructuring costs of $241,000, increased 20.7% to $1,524,000 during the Six Month 2003 Period from $1,263,000 during the Six Month 2002 Period primarily due to costs related to the financial restructuring.  Corporate administrative expenses increased to 17.8% of total revenues during the Six Month 2003 Period as compared to 13.0% during the Six Month 2002 Period primarily due to reduced revenues from store closings and due the costs attributed to the Company’s bankruptcy reorganization.

Interest expense decreased $104,000 from $294,000 during the Six Month 2003 Period as compared to the Six Month 2002 Period primarily due to decreased borrowings under the Credit Facility and due to the Company paying off the $600,000 subordinated note upon consummation of the Plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company’s primary sources of liquidity were $1,311,000 in cash and cash equivalents, $445,000 in pawn service charges receivable, $4,056,000 in pawn loans outstanding, and $2,396,000 in inventories.  Additionally, the Company has $7,433,000 in marketable securities held as a long term investment due to management’s intent to hold the securities for tax purposes. The Company also had $212,000 available to borrow under the Post-Confirmation Credit Facility.

Under the terms of the Plan approved by the Bankruptcy Court, the Company received an investment of approximately $7.8 million, of which $2.6 million was in cash, through the Merger, in exchange for two classes of Preferred Stock.  The Company issued 1,071,636 shares of non-voting Series A Preferred Stock and 500,042 shares of voting Series B Preferred Stock.  Both classes of preferred stock have a par value of $0.01 per share and pay a 5% annual cumulative cash dividend.  The dividend is payable quarterly.  The Series A Preferred Stock must be redeemed by the Company for cash at $5.00 per share beginning three years after the Closing Date (August 30, 2002) in amounts of at least 100,000 shares, or $500,000, per year.  Each April 30 thereafter through 2009, an additional 100,000 shares must be redeemed at par value for cash.  On April 30, 2010, any unredeemed shares plus any accrued and unpaid dividends must be redeemed at par value for cash. The Series B Preferred Stock is not subject to mandatory redemption.  After April 30, 2009, the Series B Preferred Stock may be redeemed by the Company in cash at any time in whole or (with some exceptions), from time to time in part, at the option of the Company, at $5.00 per share plus accumulated, unpaid dividends on the date of redemption.  The Series B Preferred Stock is convertible into approximately 45% of the Company’s Common Stock on the date of issuance, subject to anti-dilutive adjustment, and has voting rights on the same basis as the Common Stock.

The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund projected operating losses during the fiscal year ended June 30, 2003 and to provide sufficient working capital to increase pawn loans and inventories to levels necessary for the Company to be profitable.

The Company’s profitability and liquidity is affected by the amount of loans outstanding, which is controlled in part by the Company’s lending decisions.  The Company is able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the sales value of the pledged property.  Tighter credit decisions generally result in smaller loans in relation to the estimated sales value of the pledged property and can thereby decrease the Company’s aggregate loan balance and, consequently, decrease pawn service charges.  Additionally, lower loans in relation to the pledged property’s estimated sales value tend to slightly increase loan redemptions and improve the Company’s liquidity.  Conversely, providing higher loans in relation to the estimated sales value of the pledged property can result in an increase in the Company’s pawn service charge income.  Higher average loan balances can also result in a slight increase in loan forfeitures, which increases the quantity of goods on hand and, unless the Company increases inventory turnover, reduces the Company’s liquidity.

With the Company’s successful emergence from bankruptcy, management believes the reorganized Company has sufficient liquidity and capital resources to meet its financial obligations, including planned capital expenditures and debt payments as a result of the Merger.  Future operating performance and expected cash flows will be subject to financial, economic and other factors affecting the business and operations beyond its control and will affect the Company’s ability to expand its business anticipated in its financial plan.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within ninety days of the filing of this Form 10-QSB, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued the following securities pursuant to the consummation of its Plan; 2,079,948 shares of Common Stock in exchange for approximately $10.8 million of prepetition liabilities, and 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock in exchange for $7.8 million of assets pursuant to the Merger.  All equity interests that existed prior to the Effective Date were cancelled upon consummation of the Plan.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.                             OTHER INFORMATION - None

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Number	Description

10.1	PawnMart, Inc. 2003 Stock Option Plan. (1)

10.2	PawnMart, Inc. 2003 Stock Incentive Plan. (1)

10.3	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company’s board of directors on December 16, 2002. (2)

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Filed as an exhibit to the registrant’s Definitive Proxy Statement filed on January 28, 2003 (File No. 001-13919).

(2)                      Filed herewith.

(b)           Reports on Form 8-K

On November 20, 2002 the Company filed a Form 8-K reporting the certification of Form 10-QSB for the quarter ended September 30, 2002 filed November 20, 2002.

On November 21, 2002 the Company filed a Form 8-K reporting the certification of Form 10-QSB/A for the quarter ended September 30, 2002 filed November 21, 2002.

On November 26, 2002 the Company filed a Form 8-K reporting the election of Mr. Carroll Dawson as a director of the Company effective November 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWNMART, INC. (Registrant)

February 14, 2003	By:	/s/ John R. Boudreau
John R. Boudreau, President and Chief
Executive Officer

February 14, 2003	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ John R. Boudreau
John R. Boudreau, President and Chief Executive Officer

CERTIFICATIONS

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.3	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company’s board of directors on December 16, 2002.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.