Form 10QSB
period 2003-03-31
XPONENTIAL  INC
filed 2003-05-15
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File No. 1-13919

Xponential, Inc. (Formerly PawnMart, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2175 Old Concord Road SE, Suite 200, Smyrna, Georgia 30080
(Address of principal executive offices)

(678) 305-7211
(Issuer’s telephone number)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,079,948 shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Balance Sheets as of March 31, 2003 and June 30, 2002

Statements of Operations for the Three and Nine Months Ended April 6, 2002, Two Months Ended August 31, 2002, and Seven and Nine Months Ended March 31, 2003

Statements of Cash Flows for the Nine Months Ended April 6, 2002, Two Months Ended August 31, 2002, and Seven and Nine Months Ended March 31, 2003

Notes to Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.                                        FINANCIAL STATEMENTS

XPONENTIAL, INC.

Balance Sheets

(In thousands, except share and per share data)	Reorganized Company March 31, 2003	Predecessor June 30, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,973	$377
Accounts receivable	52	36
Pawn service charges receivable	399	330
Pawn loans	3,624	3,001
Inventories, net	2,114	2,616
Prepaid expenses and other current assets	202	180
Total current assets	8,364	6,540
Property and equipment, net	792	840
Debt issuance costs, net	—	999
Other assets, including available for sale securities at March 31, 2003 of $6,150 (Note 6)	6,296	115
Total assets	$15,452	$8,494

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$719	$643
Current installments of notes payable	160	3,864
Notes payable – bank line of credit, matures January 31, 2004 (note 3)	2,228	—
Prepetition liabilities	—	12,540
Total current liabilities	3,107	17,047
Long term debt
Notes payable – net of current portion	431	—
Total liabilities	3,538	17,047
Redeemable preferred stock:
Preferred stock – Series A; $0.01 par value; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at March 31, 2003	5,358	—
Stockholders’ equity (deficit):
Preferred stock – $0.01 par value, 2,500,000 shares authorized:	—	—
Preferred stock – Series B; convertible, 5% cumulative dividend, liquidation preference $5.00 per share ($2,500); 500,042 shares issued at March 31, 2003	5	—
8% Convertible preferred stock (old), $6.00 par value, 416,667 shares authorized; 416,667 shares issued and outstanding at June 30, 2002:	—	2,500
Common stock $0.01 par value; 10,000,000 shares authorized: 2,079,948 issued and outstanding as of March 31, 2003	21	—
Common stock (old), $0.01 par value; 20,000,000 shares authorized; 2,503,412 issued and outstanding as of June 30, 2002	—	25
Series A redeemable common stock (old) purchase warrants, $0.125 par value; 1,974,060 warrants issued and outstanding at June 30, 2002 (note 2)	—	249
Series B redeemable common stock (old) purchase warrants, $0.0625 par value; 1,380,000 warrants issued and outstanding at June 30, 2002	—	86
Additional common stock purchase warrants	—	60
Additional paid-in capital	4,387	22,004
Retained earnings (accumulated deficit)	295	(33,407)
Other comprehensive income	1,848	—
Less treasury stock, at cost; 7,144 common shares (old) at June 30, 2002	—	(70)
Total stockholders’ equity (deficit)	6,556	(8,553)
Total liabilities and stockholders’ equity (deficit)	$15,452	$8,494

See accompanying notes to financial statements.

XPONENTIAL, INC.

Statements of Operations

(Unaudited)

	Reorganized Company	Predecessor
	Three Months Ended
(In thousands, except per share data)	March 31, 2003	April 6, 2002

Revenues:
Merchandise sales	$3,158	$2,453
Pawn service charges	1,377	1,158
Other	56	41
Total revenues	4,591	3,652

Cost of sales	2,288	1,766
Gross profit	2,303	1,886

Expenses:
Store operating expenses	1,386	1,444
Corporate administrative expenses	868	633
Interest expense	69	123
Depreciation and amortization	73	137
Total expenses	2,396	2,337

Operating income (loss)	(93)	(451)
Interest and dividend income	53	—
Gain on sale of marketable securities	543	—
Net income (loss) from continuing operations	503	(451)

Gain from discontinued operations	—	178
Net Income	503	(273)

Preferred stock dividend requirement	98	—
Net income (loss) allocable to common stockholders	$405	$(273)

Income (Loss) per common share (note 5):
Basic
Continuing Operations	$0.19	$(0.18)
Discontinued Operations	$—	$0.07
Diluted
Continuing Operations	$0.11	$(0.18)
Discontinued Operations	$—	$0.07

See accompanying notes to financial statements.

XPONENTIAL, INC.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Predecessor		Reorganized Company
	Nine Months Ended April 6, 2002	Two Months Ended August 31, 2002	Seven Months Ended March 31, 2003	Nine Months Ended March 31, 2003

Revenues:
Merchandise sales	$9,403	$1,578	$7,362	$8,940
Pawn service charges	3,767	853	3,197	4,050
Other	198	38	134	172
Total revenues	13,368	2,469	10,693	13,162

Cost of sales	7,054	1,075	5,342	6,417
Gross profit	6,314	1,394	5,351	6,745

Expenses:
Store operating expenses	4,684	896	3,168	4,064
Corporate administrative expenses	1,896	336	1,816	2,152
Interest expense	416	83	176	259
Depreciation and amortization	386	63	171	234
Total expenses	7,382	1,378	5,331	6,709

Operating income (loss)	(1,068)	16	20	36

Interest and dividend income	—	—	95	95
Gain on disposition of assets	—	—	6	6
Gain (loss) on sale of marketable securities	—	—	631	631
Reorganization expenses	—	(241)	—	(241)
Income (loss) from continuing operations	(1,068)	(225)	752	527

Gain from discontinued operations	46	—	—	—
Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810

Net Income	(1,022)	11,585	752	12,337

Preferred stock dividend requirement	—	—	(229)	(229)
Net income (loss) allocable to common stockholders	$(1,022)	$11,585	$523	$12,108

Income (loss) per common share (note 5):
Basic
Continuing Operations	$(0.43)	$(0.09)	$0.25	$—
Discontinued Operations	0.02	—	—	—
Extraordinary Items	—	4.72	—	—
	$(0.41)	$4.63	$0.25	$—
Diluted
Continuing Operations	$(0.43)	$(0.09)	$0.16	$—
Discontinued Operations	0.02	—	—	—
Extraordinary Items	—	4.72	—	—
	$(0.41)	$4.63	$0.16	$—

* Loss per share prior to Plan consummation and merger are not meaningful.

See accompanying notes to financial statements.

XPONENTIAL, INC.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Predecessor		Reorganized Company
	Nine Months Ended April 6, 2002	Two Months Ended August 31, 2002	Seven Months Ended March 31, 2003	Nine Months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(1,022)	$11,585	$752	$12,337
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	386	63	171	234
Amortization of debt issuance costs	—	—	—	—
Gain on debt discharge	—	(11,810)	—	(11,810)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(222)	(24)	8	(16)
Pawn service charges receivable	230	(45)	(24)	(69)
Net decrease (increase) in pawn loans	2,416	(414)	(209)	(623)
Inventories, net	1,094	62	440	502
Prepaid expenses and other current assets	(64)	(3)	25	22
Prepetition liabilities, accounts payable and accrued liabilities	(6,863)	(56)	132	76
Net cash provided by operating activities	(4,045)	(642)	1,295	653

Cash flows from investing activities:
Cash acquired in merger(1)	—	—	2,565	2,565
Sale of investments, net	—	—	871	871
Purchases of property and equipment	(69)	—	(304)	(304)
Net cash provided by (used in) investing activities	(69)	—	3,132	3,132

Cash flows from financing activities:
(Principal payments) borrowings on notes payable	3,632	455	(2,415)	(1,960)
Dividends paid	—	—	(229)	(229)
Net cash provided by (used in) financing activities	3,632	455	(2,644)	(2,189)
Net increase (decrease) in cash and cash equivalents	(482)	(187)	1,783	1,596
Cash and cash equivalents at beginning of period	811	377	190	377
Cash and cash equivalents at end of period	$329	$190	$1,973	$1,973

Supplemental disclosures of cash flow information –
Cash paid for interest	$391	$83	$164	$247

(1)  Non cash financing activities - Company acquired CMHI on August 30, 2002 including $2.6 million in cash and $5.1 million in marketable securities in exchange for  preferred stock.  See note 2 for more complete explanation.

See accompanying notes to financial statements.

XPONENTIAL, INC.

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

The Board of Directors of the Company determined in May 2002 that it was in the Company’s best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company’s post bankruptcy operating results. The results of operations for the interim periods ended March 31, 2003 and April 6, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2002 included in the Company’s Form 10-K which has been previously filed with the Securities and Exchange Commission.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of March 31, 2003, the Company owned and operated 26 stores located in Georgia, North Carolina, and South Carolina.

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

Fresh-start reporting as set forth in SOP 90-7 requires that the reorganized Company restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization.  In so restating, SOP 90-7 required the reorganized Company to allocate its reorganization value to its assets based upon their estimated fair value.  Each liability existing on the Confirmation Date is to be stated at the present value of amounts to be paid, determined using an appropriate discount rate.

The fresh-start reporting reorganization value of approximately $7.6 million resulted in a net value of approximately $1.9 million to the new common equity holders after allowance for post confirmation liabilities of the reorganized Company of $5.7 million.  The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounted cash flow, book value multiples of comparable companies in its industry, net realizable value of  asset sales and other applicable methods.  The calculated reorganization value was based on estimates and assumptions about circumstances in a relatively high-risk investment scenario that have not yet taken place in which there are significant economic and competitive uncertainties beyond the control of the reorganized Company.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board’s Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which is expected to be rare. We adopted SFAS No. 145 on July 1, 2002. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items unless they meet the unusual in nature and infrequency of occurrence criteria, but there was no impact on our reported net income or loss.

In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on our reported net income or loss.   In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material impact upon our financial condition or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. It also amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the effect of adopting this pronouncement will have a material impact on our financial statements.

(2)                    Plan of Reorganization - Fresh-start Accounting

In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date were subject to compromise under the Plan.  Treatment of each class of claims is explained in detail in the Company’s Form 10-K for the fiscal year ended February 2, 2002.

Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options and warrants.  The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness and in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.  At the time of the Merger with CMHI, CMHI did not have any business operations and principally held investments.

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

After consideration of the Company’s debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company’s organization capital structure prior to the Merger, is as  follows:

At August 30, 2002
(in thousands)
Postpetition current liabilities	$1,274
Notes payable – priority tax claims(1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873
$7,567

(1)               Approximately $95,000 due in cash and $605,000 payable in quarter installments of approximately $100,000  per  year at 7% interest per annum.

The effects of the Plan on the Company’s balance sheet as of August 30, 2002 is as follows:

(in thousands)	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjustments	Reorganized Balance Sheet Prior to Merger
Assets
Current Assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory –net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177
Total current assets	6,772	—	—	6,772
Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121
Total assets	$8,727	$—	$(1,160)	$7,567
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$674	$—	$—	$674
Notes payable – prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable – bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600
Total current liabilities	17,504	(16,035)	—	1,469
Long term debt
Notes payable – prepetition taxes, net of current portion	—	505	—	505
Notes payable – bank line of credit	—	3,720	—	3,720
Total liabilities	17,504	(11,810)	—	5,694
Stockholders’ equity (deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock purchase warrants	249	(249)	—	—
Series B redeemable Common Stock purchase warrants	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70	—
Total stockholders’ equity (deficit)	(8,777)	11,810	(1,160)	1,873
Total liabilities and stockholders’equity (deficit)	$8,727	$—	$(1,160)	$7,567

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

The following is a condensed consolidated  balance sheet August 30, 2002 (unaudited), which reflects the Merger:

(in thousands)	Xponential, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002	Reorganized Balance Sheet After Merger
Assets
Current assets	$6,772	$2,725	$9,497
Property and equipment, net	674	36	710
Other assets	121	5,117	5,238
Total assets	$7,567	$7,878	$15,445
Liabilities and Stockholders’ Equity
Current Liabilities	$1,469	$20	$1,489
Notes Payable	4,225	—	4,225
	5,694	20	5,714

Redeemable Preferred Stock	—	5,358	5,358

Stockholders’ Equity:
Preferred Stock	—	5	5
Common Stock	21	—	21
Additional Paid In Capital	1,852	2,495	4,347
Total liabilities and stockholders’ equity	$7,567	$7,878	$15,445

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

The Post-Petition Credit Facility was replaced with a new $4,500,000 credit facility (the “Post-Confirmation Credit Facility”) effective September 1, 2002 upon consummation of the Plan with the completion of the Merger on August 30, 2002.  The Post-Confirmation Credit Facility bears interest at the current prevailing prime rate plus 2% and matures on January 31, 2004.  Amounts available under the Post-Confirmation Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Post-Confirmation Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.  At March 31, 2003, $2,228,000 was outstanding under the Post-Confirmation Credit Facility and an additional $1,315,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Post-Confirmation Credit Facility, the Company is required to maintain certain financial ratios and comply with certain other covenants.  The Company was in compliance with these covenants as of March 31, 2003.

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

(4)                    Stock Option Plan

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously the Company applied Accounting Principles Board’s Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and we have elected to apply it for all options granted for the Reorganized Company.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.  No stock-based employee compensation expense was recognized in the period ended April 6, 2002.  All outstanding stock option grants of the Predecessor Company were cancelled in accordance with the Company’s reorganization plan which was confirmed on May 20, 2002.

In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure,” which we adopted upon issuance.  SFAS No. 148 is effective for financial statements for years ending after December 15, 2002, and provides alternative methods for transition for entities that voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company recognized $8,000 of compensation expense for options granted during the three and nine month periods.

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan  stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period up to two years from the date of grant and expire ten years thereafter.

A total of 675,000 shares of common stock were reserved for grant under the Stock Option Plan and 325,000 shares were reserved  under the Incentive Plan.  In February 2003, we granted options covering 455,000 common shares from the Stock Option Plan of which 299,000 shares were immediately exercisable.  The grant of the remaining options covering 156,000 common shares are contingent upon the Company achieving earnings before taxes, interest, depreciation and amortization (“EBITDA”) of $500,000 for the fiscal year ended June 30, 2003, and will vest 66 2/3% on June 30, 2004 and 33 1/3% on June 30, 2005, if granted.  Because it is probable that these options will be earned, the Company has determined that the cost for these options should be recorded. The total net cost is $8,000 which may change depending on the fair market value of these options at June 30, 2003 when they are earned. The cost of these options will be amortized over the vesting period described above. The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of March 31, 2003, no shares have been issued under the Incentive Plan.

The following table summarizes the stock option activity of the Reorganized Company from the time it emerged from bankruptcy:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at August 30, 2002	—	—
Granted	455,000	$1.00
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2003	455,000	$1.00

Exercisable at March 31, 2003	299,000	$1.00

(5)                    Weighted Average Shares and Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“Statement No. 128”).  Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts.  Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue Common Stock were exercised.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The Company issued 2,079,948 shares of Common Stock upon consummation of the Plan and issued 500,042 shares of Series B Preferred Stock which is convertible at the option of the holders into 1,720,130 shares of the Company’s Common Stock.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three and seven month periods ended  March 31, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$405,000	2,079,948	$0.19

Effect of preferred dividend-Series B	31,000	1,720,130

Diluted earnings per common share	$436,000	3,800,078	$0.11

For the Seven Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$523,000	2,079,948	$0.25

Effect of preferred dividend-Series B	74,000	1,720,130

Diluted earnings per common share	$597,000	3,800,078	$0.16

Series A preferred shares have been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares and are not dilutive.  Additionally, dividends paid  to the Series A preferred shareholders in the amounts of $67,000 and $155,000 during the three months and seven months ended March 31, 2003, respectively are not included in the computation of diluted earnings per share.

Shares available for issue under the Stock Option Plan have been excluded from the computation because they are antidilutive.

(6)                    Investments in Marketable Securities

Marketable equity securities have been categorized as available-for-sale and carried at fair value.  Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations

As of March 31, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,429	$1,820	$5,249
Bonds	873	28	901

Total	$4,302	$1,848	$6,150

(7)                    Other Comprehensive Income

Other comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended March 31, 2003	For the Seven Month Period Ended March 31, 2003

Net income	$503	$752
Unrealized gain reclassified as realized gain from sale of securites	(543)	(631)
Unrealized gain (loss) from available for sale securities	306	2,479

Comprehensive Income	$266	$2,600

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

GENERAL

Xponential, Inc. (the “Company”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to the value-conscious consumer.  The Company generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, firearms, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

The Company’s revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory.  The Company’s loans are generally made on the pledge of tangible personal property for one month, with an automatic extension period up to sixty days.  All loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans.  During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral.  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.

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

Selected elements of the Company’s unaudited statements of operations are shown below for the three months and nine months ended March 31, 2003 and April 6, 2002 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-K for the fiscal year ended  February 2, 2002.

	Three Months Ended		Nine Months Ended
	March 31, 2003	April 6, 2002	March 31, 2003	April 6, 2002
Merchandise sales	68.8%	67.2%	67.9%	70.3%
Pawn service charges	30.0	31.7	30.8	28.2
Other income	1.2	1.1	1.3	1.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales	49.8	48.4	48.8	52.8
Gross profit	50.2	51.6	51.2	47.2
Store operating expenses	30.2	39.5	30.9	35.0
Store contribution margin	20.0	12.1	20.3	12.2
Corporate administrative expenses (including reorganization items and other income but excluding gain on debt discharge(1)	18.9	17.3	18.2	14.2
Interest and dividend (income)	(1.2)	—	(0.7)	—
(Gain) on sale of marketable securities	(11.8)	—	(4.8)	—
Interest expense	1.5	3.4	2.0	3.1
Depreciation and amortization	1.6	3.8	1.8	2.9

Net income (loss)	11.0%	(12.4)%	3.8%	(8.0)%

(1)  Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended April 6, 2002

Total revenues increased 25.7% to $4,591,000 during the three months ended March 31, 2003 (the “Three Month 2003 Period”) as compared to $3,652,000 during the three months ended April 6, 2002 (the “Three Month 2002 Period”).  Stores that remained open for the full 12 months or more as of March 31, 2003 (the “Comparable Stores”) experienced a net increase in revenues of $1,009,000 or 29.0% which is primarily attributable to improved store operating policies implemented during the Company’s reorganization.

Merchandise sales increased 28.8% to $3,158,000 during the Three Month 2003 Period from $2,453,000 during the Three Month 2002 Period.  Sales in Comparable Stores for the Three Month 2003 Period increased $760,000 or 32.6%.  The increase in sales is primarily attributable to a company-wide focus on inventory turnover and the sale of excess gold jewelry as scrap due to the recent increase in market prices for gold.

Pawn service charges increased $219,000 or 18.9% to $1,377,000 during the Three Month 2003 Period from $1,158,000 during the Three Month 2002 Period primarily due to an increase in pawn loan balances of $692,000 as of March 31, 2003 as compared to April 6, 2002.   Pawn service charges from Comparable Stores increased $233,000 or 21.0% from $1,113,000 for the Three Month 2003 Period as compared to the Three Month 2002 Period.  The increase in pawn service charge income is due to improved and consistent application of lending guidelines implemented during the Company’s reorganization.

Gross profit increased 22.1% to $2,303,000 during the Three Month 2003 Period from $1,886,000 during the Three Month 2002 Period primarily due to increased pawn service charges and increased gross profit on higher merchandise sales. Gross profit for Comparable Stores increased $378,000 for the Three Month 2003 Period as compared to the Three Month 2002 Period, a 20.0% increase.  Gross profit as a percentage of total revenues decreased to 50.2% during the Three Month 2003 Period as compared to 51.6% during the Three Month 2002 Period primarily as a result lower margins on discounted aged merchandise sales  in the Three Month 2003 Period.

Store operating expenses decreased 4.0% to $1,386,000 for the Three Month 2003 Period from $1,444,000 during the Three Month 2002 Period primarily due to reduction in expenses attributable the closing or sale of nine stores (“Closed Stores”) since the beginning of July 2002.  On a Comparable Store basis, store operating expenses were 30.2% of total revenues during the Three Month 2003 Period compared to 39.5% of total revenues during the Three Month 2002 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.  Store operating expenses on a Comparable Store Basis decreased $53,000 or 3.9% from $1,353,000 to $1,300,000 for the Three Month 2003 Period compared to the Three Month 2002 Period.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $917,000 from $442,000 during the Three Month 2003 Period compared to Three Month 2002 Period primarily due to the increased pawn service charge income and increased gross profit on merchandise sales during the Three Month 2003 Period.  Store contribution margin on a Comparable Store basis increased $431,000 or 81.0% from $532,000 to $963,000 for the Three Month 2003 Period.

Corporate administrative expenses increased 37.1% to $868,000 during the Three Month 2003 Period from $633,000 during the Three Month 2002 Period primarily due to an recognition of $167,000 in compensation expense for stock option grants and incentive executive compensation. Corporate administrative expenses increased to 18.9% of total revenues during the Three Month 2003 Period as compared to 17.3% during the Three Month 2002 Period.

Interest expense decreased $54,000 from $123,000 during the Three Month 2003 Period as compared to the Three Month 2002 Period primarily due to decreased borrowings under the Credit Facility and due to the Company paying off the $600,000 subordinated note upon consummation of its plan of reorganization.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended April 6, 2002

Total revenues decreased 1.5% to $13,162,000 during the nine months ended March 31, 2003 (the “Nine Month 2003 Period”) as compared to $13,368,000 during the nine months ended April 6, 2002 (the “Nine Month 2002 Period”).  The overall decrease was attributable primarily to the closing or sale of nine stores (“Closed Stores”) since July 2002.  A decrease in  total revenues of  $1,395,000 is attributable to the store closings.  The decrease was offset by an  increase in total revenues of $1,188,000 or 10.3% in stores that remained open for the full 12 months or more as of March 31, 2003 (the “Comparable Stores”).

Merchandise sales decreased 4.9% to $8,940,000 during the Nine Month 2003 Period from $9,403,000 during the Nine Month 2002 Period primarily due to the loss of sales attributable to the Closed Stores of $943,000.  Sales in Comparable Stores for the Nine Month 2003 Period increased $479,000 or 5.9%.

Pawn service charges increased $283,000 or 7.5% to $4,050,000 during the Nine Month 2003 Period from $3,767,000 during the nine Month 2002 Period primarily due to loan balance increase of $961,000.  The increased loan balance was offset by the Company’s operating fewer stores for the Nine Month 2003 Period.  Pawn service charges from Comparable Stores increased $480,000 or 5.9% to $3,985,000 for the Nine Month 2003 Period as compared to the Nine Month 2002 Period.

Gross profit increased 6.8% to $6,745,000 during the Nine Month 2003 Period from $6,314,000 during the Nine Month 2002 Period.  Gross profit for Comparable Stores increased $1,057,000 for the Nine Month 2003 Period as compared to the Nine Month 2002 Period, an 18.9% increase.  Gross profit as a percentage of total revenues increased to 51.3% during the Nine Month 2003 Period as compared to 47.2% during the Nine Month 2002 Period primarily as a result lower margins on merchandise sales for Closed Stores in the Nine Month 2002 Period.

Store operating expenses decreased to $4,064,000 for the Nine Month 2003 Period from $4,684,000 during the Nine Month 2002 Period primarily due to reduction in expenses attributable to Closed Stores.  On a Comparable Store basis, store operating expenses were 30.3% of total revenues during the Nine Month 2003 Period compared to 34.1% of total revenues during the Nine Month 2002 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.  Store operating expenses on a Comparable Store Basis decreased $89,000 or 2.3% to $3,850,000 in Nine Month Period 2003.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $2,681,000 from $1,630,000 during the Nine Month 2003 Period compared to Nine Month 2002 Period primarily due to the lower gross profit on merchandise liquidation sales for Closed Stores in the Nine Month 2002 Period.  Store contribution margin on a Comparable Store Basis increased $1,058,000 or 18.9% from $1,666,000 to $2,813,000 for the Nine Month 2003 Period primarily due to the increase increased pawn service charges on increased loan balances and improved gross margins on merchandise sales.

Corporate administrative expenses, including restructuring costs of $241,000, increased 13.5% to $2,152,000 during the Nine Month 2003 Period from $1,896,000 during the Nine Month 2002 Period primarily due to costs related to the financial restructuring and due to the $167,000 in incentive compensation expense. Corporate administrative expenses increased to 18.18% of total revenues during the Nine Month 2003 Period as compared to 14.2% during the Nine Month 2002.

Interest expense decreased $157,000 from $416,000 during the Nine Month 2003 Period as compared to the Nine Month 2002 Period primarily due to decreased borrowings under the Credit Facility and due to the Company paying off the $600,000 subordinated note upon consummation of the Plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company’s primary sources of liquidity were $1,973,000 in cash and cash equivalents, $399,000 in pawn service charges receivable, $3,624,000 in pawn loans outstanding, and $2,114,000 in inventories.  Additionally, the Company had $6,151,000 in marketable securities.  The Company also had $1,315,000 available to borrow under the Post-Confirmation Credit Facility.

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

The Company is dependent on the investment of cash and marketable securities provided in the Merger to fund operations during the fiscal year ended June 30, 2003 and to provide sufficient working capital to increase pawn loans and inventories to levels necessary for the Company to be profitable.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on February 28, 2003.  At that meeting the following matters were submitted to a vote of the stockholders:

1)   The holders of shares of Common Stock are entitled to elect three members of the Board of Directors of the Company.  Management’s three Common Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year.  Of the 2,079,948 shares of Common Stock present in person or presented by proxy at the meeting, the number of shares of Common Stock voted for, and the number of shares of Common Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Common Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld

John R. Boudreau	699,701	6,189
Donnelly McMillen	699,701	6,189
Carroll Dawson	700,939	4,951

The holders of shares of Series B Preferred Stock are entitled to elect four members of the Board of Directors of the Company.  Management’s four Series B Preferred Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year.  Of the 500,042 shares of Series B Preferred Stock present in person or presented by proxy at the meeting, the number of shares of Series B Preferred Stock voted for, and the number of shares of Series B Preferred Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Series B Preferred Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld

Jeffrey A. Cummer	445,207	0
Dwayne A. Moyers	445,207	0
James R. Richards	445,207	0
Robert W. Schleizer	445,207	0

A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended June 30, 2003 was approved.  Of the 2,079,948 shares of Common Stock and 500,042 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,185,162 shares were voted for the proposal, 39,145 shares were voted against the proposal, and 13,095 shares abstained from voting with respect to the proposal.

A proposal to approve the 2003 Stock Option Plan was approved.  Of the 2,079,948 shares of Common Stock and 500,042 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,077,128 shares were voted for the proposal, 132,335 shares were voted against the proposal, and 27,939 shares abstained from voting with respect to the proposal.

A proposal to approve the 2003 Stock Incentive Plan was approved.  Of the 2,079,948 shares of Common Stock and 500,042 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,081,254 shares were voted for the proposal, 128,209 shares were voted against the proposal, and 27,939 shares abstained from voting with respect to the proposal.

A proposal to amend the Certificate of Incorporation to change the name of the Company was approved.  Of the 2,079,948 shares of Common Stock and 500,042 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,186,356 shares were voted for the proposal, 42,446 shares were voted against the proposal, and 8,600 shares abstained from voting with respect to the proposal.

ITEM 5.                        OTHER INFORMATION - None

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation of PawnMart, Inc.(1)

3.2	Amendment Number One to Amended and, Restated Bylaws of PawnMart, Inc.(1)

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)        Filed herewith.

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

May 15, 2003	By:	/s/ John R. Boudreau
John R. Boudreau, President and Chief
Executive Officer

May 15, 2003	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

CERTIFICATIONS

I, John R. Boudreau, President and Chief Executive Officer of Xponential, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Xponential, Inc.;

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

Date: May 15, 2003	/s/ John R. Boudreau
John R. Boudreau, President and Chief Executive Officer

CERTIFICATIONS

I, Robert W. Schleizer, Senior Vice President and Chief Financial Officer of Xponential, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Xponential, Inc.;

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

Date: May 15, 2003	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice President and Chief Financial Officer