Form 10KSB
period 2003-06-30
XPONENTIAL  INC
filed 2003-10-14
CIK 1048142

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13919

Xponential, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)
2175 Old Concord Road SE, Suite 200 Smyrna, Georgia (Address of principal executive offices)	30080 (Zip Code)
Issuer's telephone number, including area code: (678) 305-7211

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	None

Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State the issuer's revenue for its most recent fiscal year: $17,091,354.

        As of June 30, 2003, 2,079,948 shares of $0.01 par value common stock were issued and outstanding. The aggregate market value of the common stock held by non-affiliates, based on the book value of the common stock was approximately $3,679,000.

        Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Xponential, Inc.
Form 10-KSB Annual Report
For the Fiscal Year Ended June 30, 2003

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

        Xponential, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name "Pawnco, Inc." On June 14, 1994 the Company changed its name to PCI Capital Corporation. On October 21, 1997 the Company changed its name to "PawnMart, Inc." On February 28, 2003 the Company changed its name to Xponential, Inc.

        The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers. The Company generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. The Company's principal office is located at 2175 Old Concord Road SE, Suite 200, Smyrna, Georgia and its telephone number is (678) 305-7211.

        On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the "Plan"). A confirmation hearing for the Plan was held on May 20, 2002 (the "Confirmation Date") and the Plan was confirmed by order of the Bankruptcy Court as of that date ("Confirmation Order"). The Plan became effective on May 31, 2002 (the "Effective Date"). Pursuant to the Plan, the Company merged with C/M Holdings, Inc., a Texas corporation ("CMHI"), on August 30, 2002 (the "Merger"), with the Company as the surviving entity. CMHI was an affiliate of Jeffrey A. Cummer and Dwayne A. Moyers, officers and directors of the Company.

        Pursuant to the Plan, the Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for cancellation of indebtedness and the equity holders of CMHI received two new classes of Preferred Stock; 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. The 500,042 shares of Series B Preferred Stock are convertible into 1,720,130 shares of Common Stock, or approximately 45% of the total Common Stock.

        The Company also negotiated a post-confirmation credit facility with Comerica Bank in the amount of $4,500,000 (the "Credit Facility").

        In May 2002 the Board of Directors of the Company determined that it was in the Company's best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company's post-bankruptcy operating results. A transition report was filed for the five month period ended June 30, 2002 reflecting the change in the year end. "Fiscal 2003" is defined as the twelve month period ended June 30, 2003; "Fiscal 2002" represents the five month transition period ended June 30, 2002; and "Fiscal 2001" represents the 52 week period ended February 2, 2002.

INDUSTRY

        Management believes the pawnshop industry is highly fragmented, with over ninety percent (90%) of the over 15,000 stores in the United States owned by independent operators with one to three stores.

        Pawnshops provide short-term secured loans. Most pawn loans are for less than $500. Industry sources believe that banks could not recover the administrative costs of these small loans without substantial increases in rates and charges. In addition, many pawn loans are made to people who would not qualify as "creditworthy" at a bank. An estimated 20 to 40 million people occasionally have short-term needs, such as for utility bills and medical expenses. For these people, pawnshops supply cash conveniently and quickly. The Company believes that pawnshops generally perform well during recessions and all other economic cycles due to (i) the need for loans by non-banking individuals remaining stable during such economic cycles and (ii) pawnshops serving as a value-priced retailer regardless of economic conditions.

BUSINESS STRATEGY

        The Company's primary business plan is to expand its existing pawnshop operation through internal growth of existing locations with a significant focus on auto title loans and selective acquisition of existing stores in the markets in which it currently operates. Management has determined that due to the rapid expansion the industry experienced in the late 1990s, attempting to open new locations at this time is not the most profitable strategy for expansion. Management intends to focus on acquiring existing pawn stores in its existing markets during the next fiscal year to increase the economies of scale of its current management structure which will improve short and long term profitability. Management has determined that because existing stores have an established customer base, pawn portfolio, and retail sales business, acquisitions will contribute more quickly to revenues and profitability than opening new locations. The Company acquired two stores and opened one new location in the current fiscal year. The new location was opened in conjunction with an acquisition to improve the economies of scale in the northeast Atlanta metroplex area, an area management believes has significant growth potential.

        The Company is also actively seeking to acquire or invest in companies in the finance, retail or manufacturing industries where its management expertise in restructuring and expanding existing operations for companies with an established market can create additional value for its stockholders.

ACQUISITIONS

        Because of the highly fragmented nature of the pawn industry, the Company believes that sole proprietors owning one or a few stores will be willing to sell suitable stores in the Company's target markets on terms that are favorable to the Company. Before making an acquisition, management studies demographic and traffic data for the surrounding area, the surrounding competition, and local regulatory issues that will affect the future success of the store operating under the Company's guidelines and market focus. Management considers the location of the store, the size and quality of the leased premises, the volume, quality and redemption history of outstanding pawn receivables and the quality and mix of inventory on hand in determining the price and desirability of stores considered for acquisition.

        For businesses considered as acquisition candidates that are not pawn stores, management has determined that it will seek opportunities that are compatible with the consumer finance and retail operations it currently operates or will provide opportunities for value enhancement based on management's abilities to reorganize, restructure or expand capital constrained businesses that have a defined market or product niche.

CONTINUING STORE OPERATIONS

        The Company defines each of its stores as operating segments. However, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The following discusses various aspects of the Company's store operations.

Lending

        The Company's pawn loans are secured by pledged tangible personal property which is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 75% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

        The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 24% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges totaled $5,496,000 for Fiscal 2003. As a percent of the Company's total revenues, pawn service charges contributed 32.2% to the Company's total revenues in Fiscal 2003 compared to 31.9% and 28.7% during Fiscal 2002 and Fiscal 2001, respectively. Pawn service charges contributed to 61.6%, 61.9% and 68.7% of the Company's gross profit during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company's average pawn loan was $127, $110 and $114 at June 30, 2003, June 30, 2002 and February 2, 2002, respectively.

        The pledged property is held through the term of the transaction, which generally is one month with an automatic redemption period which varies by jurisdiction from ten to sixty days in the states where the Company currently operates, except for automobile title loans, where a shorter redemption period applies under state regulations. The loan may be extended or renewed prior to the end of the redemption period. In the event the borrower does not repay or extend the pawn loan by the end of the redemption period, the unredeemed collateral is forfeited to the Company and becomes merchandise available for sale.

        Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 6.4%, 6.7% and 6.7% of the Company's total revenues during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, although for loans in excess of $5,000 the Company's policy is to take physical possession of the vehicle and secure it at one of its storage sites. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances. The Company's primarily internal growth strategy is to continue to expand the auto title loan portion of its business due to the relatively low default rates and high renewal and redemption rates.

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

        Merchandise sales contributed to 67.2%, 66.8% and 69.8% of the Company's total revenues during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Merchandise sales contributed to 37.1%, 35.5% and 27.7% of the Company's gross profit during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company realized gross profit margins on merchandise sales of 28.8%, 27.4% and 16.6% during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for a discussion of factors affecting the results of operations of the Company's retail sales.

        The Company does not provide financing to purchasers of its merchandise nor does it provide warranties or refunds for merchandise sold at any of its locations.

        Prospective purchasers may purchase an item on layaway, whereby the purchaser will typically put down a minimum of 20% of an item's purchase price as a layaway deposit. The Company will hold the item for a ninety-day period during which the customer is required to pay for the item in full. As of June 30, 2003 layaway deposits held by the Company totaled $82,000.

        The Company writes down to lower of cost or market its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise.

Retail Store Management

        Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a district manager who will typically supervise up to nine stores. At June 30, 2003 the Company had established four operating districts, each of which was managed by a district manager.

COMPETITION

        The Company encounters significant competition in the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores who have greater financial resources than the Company. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

        The Company's stores are positioned similarly to national discount stores. They are attractive, clean, well-lit and conveniently located. Merchandise is displayed in an organized, easy-to-shop manner and the Company's stores do not retail handguns, sporting rifles or assault rifles.

OPERATING CONTROLS

        The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through a centralized online computer system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company's locations approximately every sixty days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company's policies and procedures are consistently followed. Management believes the current operating and financial controls and computer systems are adequate for its current operating base.

REGULATION

        The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the three states in which it operated in Fiscal 2003. Set forth below is a summary of the state pawnshop regulations in those states of the Company's operating locations at the end of Fiscal 2003.

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

        Other Regulatory Matters, Etc.    The Bank Secrecy Act authorizes the United States Department of the Treasury to require financial service providers to maintain records of transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day.

        The Gramm-Leach-Bliley Act and its implementing federal regulations require the Company to generally protect the confidentiality of its customers' nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers' nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company's privacy policy.

        Effective February 1, 2003 the Company changed its policy with regard to loans on firearms to eliminate that portion of its business due to the increasing demands of regulatory agencies on the resale of firearms. The Company sold firearms acquired through defaulted loans only to properly licensed resellers. Prior to the elimination of the practice of loaning on firearms, each store was required to comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check in connection with the disposition of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, which require each store dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. The Company does not currently sell handguns, assault rifles or sporting rifles to the public.

        In addition to the state statutes and regulations described above, many of the Company's stores are subject to municipal ordinances, which may require local licenses or permits, additional zoning restrictions, and specified record-keeping procedures, among other things. Each of the Company's stores, voluntarily or pursuant to municipal ordinance, provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

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

Employees

        As of June 30, 2003 the Company had a total of 166 employees all of which are employed on a full-time basis. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

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

ITEM 2.    DESCRIPTION OF PROPERTY

        The Company currently leases all of its locations with monthly rental payments ranging from $1,300 to $7,000 per location and having initial lease terms expiring from October 2003 through December 2005. Substantially all of the Company's leased locations include renewal options. The size of the leased store locations range from approximately 1,200 to 13,000 square feet. The Company leases all of these properties from unaffiliated third parties.

        The following table sets forth the geographic markets served by the Company and the number of stores in each market as of June 30, 2003, June 30, 2002 and February 2, 2002.

	Number of Stores as of June 30, 2003	Number of Stores as of June 30, 2002	Number of Stores as of February 2, 2002
Georgia:
Atlanta Metropolitan Area	19	16	16
Dalton	1	1	1
Rome	1	1	1
Calhoun	1	1	1

Total Georgia	22	19	19
Alabama:
Mobile	0	0	1

Total Alabama	0	0	1
North Carolina:
Charlotte	3	3	3

Total North Carolina	3	3	3
South Carolina:
Greenville Metropolitan Area	1	1	1

Total South Carolina	1	1	1
Florida:
Pensacola	0	0	1

Total Florida	0	0	1

Total	26	23	25

        The Company considers is equipment, furniture and fixtures and leased buildings to be in good condition. The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. The Company is operating one of its locations with a month to month lease.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of business, the resolution of which, in the opinion of management, should not have a material adverse impact on the Company's financial position, results of operation, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the Company's security holders during the fourth quarter of Fiscal 2003.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Under the terms of the Plan the Company cancelled all equity interest of common and preferred shareholders and issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness. As of September 25, 2003 there were approximately 601 stockholders of record of the Common Stock. There is currently no public trading market for the Company's Common Stock.

        In connection with the Merger, the equity holders of CMHI received 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. The Preferred Stock has a liquidation preference over the Common Stock and the Series B Preferred Stock is convertible into 1,720,130 shares of Common Stock.

Dividends

        There have been no cash dividends declared on the Common Stock during the past two fiscal years. Section 170 of the Delaware General Corporation Law (the "Delaware Law"), restricts the declaration and payment of dividends to be made only from surplus, as defined in and computed in accordance with Sections 154 and 244 of the Delaware Law, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, provided that dividends cannot be declared or paid from net profits if there is a capital deficiency, as defined in the Delaware Law, that has not been cured.

        In addition, the Credit Facility contains covenants prohibiting the payment of dividends, without the prior written consent of Comerica Bank, on the Company's Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        For the Company's equity compensation plans, the following table shows, at the end of Fiscal 2003, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	455,000	$1.00	545,000	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	455,000	$1.00	545,000

(1)
The number of shares of Common Stock available for incentive awards under the 2003 Stock Option Plan is 675,000 shares. The number of shares of Common Stock available for incentive awards under the 2003 Stock Incentive Plan is the greater of (a) 325,000 shares or (b) the number of share equal to five percent (5%) of the total number of shares of Common Stock from time to time outstanding.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

        The Company's revenues are derived primarily from finance and service charges on secured, non-recourse loans ("pawn loans") and the proceeds from the sales of unredeemed merchandise inventory ("merchandise sales"). The Company's pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans. During the term of a title loan, the borrower is generally allowed to maintain possession of the collateral. See "Item 1. Description of Business—Continuing Store Operations—Lending." Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis or Plan of Operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, allowance for losses on advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

          FINANCE AND SERVICE CHARGE REVENUE.    The Company accrues finance and service charge revenue on a constant-yield basis over the life of the loan on all pawn loans the Company deems collectible based on historical loan redemption statistics. If the pawn loan is not repaid, the principal amount becomes the carrying value of the forfeited collateral, which is recovered through sale. In the event the future performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

          INVENTORIES.    Inventories consist primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Because pawn loans are made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include the Company's internally published pricing guides, catalogues, "blue books," newspapers and previous disposition experience with similar items. The Company performs a physical count of its inventory at each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the carrying value of its inventories. Adverse changes in the disposition value of the Company's inventory may result in the need to write down its value.

          VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS.    The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment is measured based on the excess of the assets' carrying value over the estimated fair value.

          INCOME TAXES.    As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences can result in deferred tax assets and liabilities. As of June 30, 2003 the Company has not recognized any deferred tax assets or liabilities.

RESULTS OF OPERATIONS

For the Twelve Months Ended June 30, 2003 Compared to the Twelve Months Ended June 30, 2002

        Total revenues increased to $17,091,000 from $16,511,000 for the twelve months ended June 30, 2003 ("Fiscal 2003") compared to the twelve months ended June 30, 2002 ("Comparable Twelve Month 2002 Period"), a 3.5% increase. The increase is due primarily to a $708,000 increase in pawn service charges on outstanding loans which is attributable to a 52.3% increase in outstanding pawn loan receivables to $4,571,000 as of June 30, 2003. The increase in pawn loan receivables outstanding is due to the implementation of the Company's new lending guidelines effective August 2002 when the Company completed the Merger and emerged from bankruptcy with sufficient working capital to allow for the increase in loans. Merchandise sales for Fiscal 2003 were $11,481,000 compared to $11,480,000 for the Comparable Twelve Month 2002 Period. The Company opened one new store and acquired two stores in Fiscal 2003. The new locations contributed $552,000 to the increase in total revenue.

        Gross profit in Fiscal 2003 increased to $8,921,000 from $7,975,000 for the Comparable Twelve Month 2002 Period, a 11.9% increase. Gross profit as a percent of total revenue increased to 52.2% in Fiscal 2003 compared to 48.3% for the Comparable Twelve Month 2002 Period. The increase in gross profit is attributable to the increased pawn service charges. Gross profit on merchandise sales increased $366,000 or 12.4% to $3,311,000 in Fiscal 2003. New locations contributed $141,000 to the increase in gross profit.

        Gross profit as a percent of merchandise sales will be affected by the Company's lending practices and ability to effectively implement its specialty retail strategies. Management anticipates that gross profit as a percent of merchandise sales will decrease in the twelve months ended June 30, 2004 ("Fiscal 2004") due to continued efforts to increase inventory turnover which may result in discounting sales prices.

        Store operating expenses consist of all items directly related to the operation of stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses decreased 6.8% to $5,484,000, or 32.1% of total revenues, during Fiscal 2003 from $5,883,000, or 35.6% of total revenues during the Comparable Twelve Month 2002 Period.

        Store contribution margin, which represents gross profit less store operating expenses, increased 64.2% to $3,437,000 or 20.1% of total revenues from $2,093,000, or 12.7% of total revenues, during Fiscal 2003 compared to the Comparable Twelve Month 2002 Period due to improved performance at the Company's stores following the bankruptcy filing. Selected elements of the Company's consolidated financial statements are presented below for Fiscal 2003 and for the Comparable Twelve Month 2002 Period. The following table, as well as the discussion following, should be read in conjunction with "Item 7. Consolidated Financial Statements" and the notes thereto.

	Fiscal 2003	Comparable Twelve Month 2002 Period
Operating statement items as a percent of total revenues:
Merchandise sales	67.2%	69.5%
Pawn service charges	32.2	29.0
Other	0.6	1.5

Total revenues	100.0	100.0
Cost of sales	47.8	51.7

Gross profit	52.2	48.3

Store operating expenses	32.1	35.6

Store contribution margin	20.1	12.7
Corporate administrative expenses	19.4	15.2

Earnings before interest, taxes, depreciation and amortization and investment income	0.7	(2.5)
Interest expense	(1.9)	(3.1)
Depreciation and amortization	(1.9)	(3.0)
Investment income—dividends and interest	4.8	—

Net income (loss) before extraordinary items(1)	1.7%	(8.6)%

(1)
Net income (loss) excludes $11,810,000 extraordinary gain from discharge of indebtedness.

        Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees (including reorganization expenses), and investor relations expenses. Corporate administrative expenses increased 32.9% to $3,324,000 during Fiscal 2003 from $2,501,000 during the Comparable Twelve Month 2002 Period primarily due to an increase in personnel costs of $777,000, of which $376,000 related to bonuses accrued for achieving targeted earnings before interest, taxes, depreciation and amortization ("EBITDA"), $133,000 for bonuses to district management and store operating personnel, and $125,000 due to salaries paid to new executive staff subsequent to the Merger. The Company's corporate administrative expenses increased as a percentage of total revenue to 19.4% in Fiscal 2003 from 15.2% for the Comparable Twelve Month 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations and growth have been financed with funds provided by the Merger in conjunction with the Plan, bank borrowings and funds generated from operations.

        Under the terms of the Plan, the Company cancelled all equity interests as of the Confirmation Date, which included all common and preferred shareholder interests, and interests of any holders of options or warrants, and issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for cancellation of indebtedness upon completion of the Merger on August 30, 2002. The equity holders of CMHI received 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at a ratio of approximately 3.44 shares of Common Stock for each share of Series B Preferred Stock to a total of 1,720,130 shares of Common Stock. As a result of the Merger, the Company received $2,565,000 in cash and $5,084,000 in marketable securities.

        The Company negotiated a post-confirmation credit facility with Comerica Bank in the amount of $4,500,000 that matures on December 31, 2003 and bears interest at the prevailing prime rate plus 2.0% (the "Credit Facility"). The Company also pledged additional collateral in the form of marketable securities totaling $1,200,000 to Comerica Bank. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of June 30, 2003 and October 7, 2003. During Fiscal 2003 the Company paid fees associated with the Credit Facility totaling $45,000.

        As of June 30, 2003 the Company's primary sources of liquidity were $220,000 in cash and cash equivalents, $7,725,000 in marketable securities, $176,000 in trade accounts receivable, $503,000 in pawn service charges receivable, $4,571,000 in pawn loan receivables, $2,540,000 in inventories and $187,000 in available and unused funds under the Credit Facility.

        The Company used cash acquired in the Merger to fund the growth of the business and to acquire two new stores and to fund the cost of operations of the new location established by the Company in Fiscal 2003. Net cash required by operations during Fiscal 2003 was $809,000, which included $180,000 in operating losses for three new store locations.

        The Company installed a new management information system in all 25 of its stores in the fourth quarter of Fiscal 2003 at a total cost of $311,000. The Company financed $65,000 of the cost with its software vendor and utilized working capital to fund the balance.

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

        The Company believes it has sufficient working capital to fund its current operations for Fiscal 2004. The Company's ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to replace its existing Credit Facility with a new borrowing agreement. Comerica Bank, the Company's current lender, has indicated that it will not renew the loan due to a discontinuation of its asset based lending operations. Management is in negotiations with several lenders to provide a new credit facility but there are no assurances that a new facility can be arranged prior to the maturity date. In the event a new credit facility is unavailable, the Company has sufficient working capital on hand as of September 25, 2003 to pay off the Credit Facility.

        The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

        The following table summarizes the Company's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods, assuming the Credit Facility is not renewed or extended in future periods (in thousands):

	Credit Facility	Other Long Term Debt	Preferred Stock Redemption Requirement	Preferred Stock Dividend Requirement	Non- cancelable leases for continuing obligations	Total
2004	$3,934	$139	$—	$393	$1,342	$5,808
2005	—	123	500	389	968	1,980
2006	—	123	500	364	736	1,723
2007	—	124	500	339	612	1,575
2008	—	27	500	314	573	1,414

Total	$3,934	$536	$2,000	$1,799	$4,231	$12,500

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which are effective for the fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that the cost of certain intangible assets will no longer be subject to amortization. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the Company's consolidated financial position or results of operations. The purchase method has been applied on all acquisitions and the Company has customer accounts totaling $41,000 net of $6,000 amortization in the consolidated financial statements at June 30, 2003.

        In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15,

2001. The impact of implementation of SFAS 144 is expected to have no effect on the consolidated financial position or the results of operations of the Company except for certain classifications within the statement of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 will not have a material impact upon the Company's financial condition or results of operations.

        In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the Series A Preferred Stock will be reclassified as a liability in accordance with SFAS 150 and dividends on the Preferred Stock will be treated as interest expense.

INFLATION

        The Company does not believe inflation has had a material effect on its lending activities or its results of operations.

SEASONALITY

        The Company's retail operations are seasonal in nature with increased merchandise sales during the second and third fiscal quarters of each year. The Company's lending operations are also seasonal, with increased lending activities during the first and fourth fiscal quarters of each year.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

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

Competition

        The Company encounters significant competition in connection with the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured, as well as on a secured, basis. The Company's competitors in connection with its retail sales include numerous retail and discount stores. Many of the Company's competitors, including Cash America International, Inc., First Cash Financial Services, Inc., and EZCORP, Inc., have greater financial resources. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

Government Regulation

        The Company's lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity's ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. The Company discontinued making loans on, buying or selling firearms in Fiscal 2003, but may have to comply with these regulations in the event stores are that are acquired have firearm inventory or pawn loans secured by firearms. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company's ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company's prospects. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

Risks Related to Improper Assessment of the Pledged Property's Estimated Resale Value

        The Company makes pawn loans without the borrower's personal liability and does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. In this regard, the recovery of the amount advanced, as well as realization of a profit on sale of merchandise, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced. Although, historically the Company has experienced profits from the sale of such merchandise, no assurances can be given that the Company's historical results will continue. For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the amount advanced on the acquired collateral.

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

Interest Rate Risk

        The Company is exposed to market risk in the form of interest rate risk. At June 30, 2003 the Company had $4.3 million outstanding under its Credit Facility with Comerica Bank. This Credit Facility is priced with a variable rate based on the prevailing prime rate plus 2%. See Note 7 of "Notes to Consolidated Financial Statements." Based on the average outstanding indebtedness during the year ended June 30, 2003, a 10% increase in interest rates would have increased the Company's interest expense by approximately $23,000 for the year ended June 30, 2003.

        The Company's cash and cash equivalents are invested in money market accounts and in other interest rate sensitive investments. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

Risks Related to Automobile Title Loans

        Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 6.4% of the Company's total revenues during Fiscal 2003 were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral unless the loan amount is in excess of $5,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds secured by automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Issuance of Preferred Stock

        The Plan cancelled all outstanding equity interests in the Company for no value as of May 30, 2002. The Company's unsecured, non-priority creditors were issued 2,079,948 shares of Common Stock in the Company, which constituted 100% of the outstanding Common Stock of the Company at June 30, 2003.

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

        Under the terms of the Plan, the Company merged with CMHI in exchange for two classes of Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and pays a $0.25 per share cumulative cash dividend annually. The Company issued 1,071,636 shares of Series A Preferred Stock. The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends. The Company expects the Series A Preferred Stock to be classified as a liability in accordance with SFAS 150. See Note 9 of "Notes to Consolidated Financial Statements."

        The CMHI shareholders also received 500,042 shares of Series B Preferred Stock that has a par value of $0.01 and is convertible into 1,720,130 shares of Common Stock. The Series B Preferred Stock also pays a $0.25 per share cumulative cash dividend annually.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Xponential, Inc.:

        We have audited the accompanying consolidated balance sheet of Xponential, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten months ended June 30, 2003, the two months ended August 31, 2002, the five months ended June 30, 2002, and the year ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        As discussed in Notes 1 and 4, effective August 30, 2002, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xponential, Inc. and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the ten months ended June 30, 2003, the two months ended August 31, 2002, the five months ended June 30, 2002, and the year ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON, LLP

Dallas, Texas
August 22, 2003

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003

(In Thousands, Except Per Share Data)

Assets
Current assets:
Cash and cash equivalents	$220
Accounts receivable	176
Pawn service charges receivable	503
Pawn loans receivable	4,571
Inventories	2,540
Investments	7,725
Prepaid expenses and other current assets	245

Total current assets	15,980

Property and equipment	889
Intangible asset	41
Other assets	107

Total assets	$17,017

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of notes payable	$4,074
Accounts payable	128
Accrued interest payable	20
Accrued payroll and payroll taxes	601
Deferred revenue	82
Other accrued expenses	178

Total current liabilities	5,083

Long term notes payable	396

5,479
Commitments and contingencies	—
Redeemable preferred stock:
Preferred stock—Series A; $0.01 par value, 1,250,000 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding	5,358
Stockholders' equity
Preferred stock—Series B; convertible, 500,050 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share, ($2,500,250); 500,042 shares issued and outstanding	5
Common stock $0.01 par value; 10,000,000 shares authorized: 2,079,948 issued and outstanding	21
Additional paid-in capital	4,206
Retained earnings	190
Accumulated other comprehensive income	1,758

Total stockholders' equity	6,180

Total liabilities and stockholders' equity	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Predecessor			Reorganized Company
	For the year ended February 2, 2002	For the Five Months Ended June 30, 2002	Two Months Ended August 31, 2002	Ten Months Ended June 30, 2003
Revenues:
Merchandise sales	$14,154	$3,768	$1,578	$9,903
Pawn service charges	5,829	1,797	853	4,643
Other	304	74	38	76

Total revenues	20,287	5,639	2,469	14,622
Cost of sales	11,807	2,737	1,075	7,095

Gross profit	8,480	2,902	1,394	7,527

Expenses:
Store operating expenses	7,629	2,104	896	4,588
Corporate administrative expenses	2,509	998	336	2,747
Interest expense	1,282	149	83	233
Depreciation and amortization	481	171	63	265

Total expenses	11,901	3,422	1,378	7,833

Operating income (loss)	(3,421)	(520)	16	(306)
Interest and dividend income	—	—	—	123
Gain on disposition of assets	—	—	—	2
Gain on sale of investments	—	—	—	699
Reorganization expenses	(265)	—	(241)	—

Income (loss) from continuing operations	(3,686)	(520)	(225)	518
Gain (loss) from discontinued operations	(47)	—	—	—
Extraordinary items:
Gain on debt discharge	—	—	11,810	—

Net income (loss)	(3,733)	(520)	11,585	518
Preferred stock dividend requirement	—	—	—	(328)

Net income (loss) allocable to common stockholders	$(3,733)	$(520)	$11,585	$190

Income (loss) per common share:
Basic
Continuing operations	$(1.47)	$(0.21)	$(0.09)	$0.09
Discontinued operations	(0.02)	—	—	—
Extraordinary items	—	—	4.72	—

	$(1.49)	$(0.21)	$4.63	$0.09

Diluted
Continuing operations	$(1.47)	(0.21)	$(0.09)	$0.08
Discontinued operations	(0.02)	—	—	—
Extraordinary items	—	—	4.72	—

	$(1.49)	$(0.21)	$4.63	$0.08

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended June 30, 2003 and February 2, 2002

(In Thousands, Except Share Data)

					Series A redeemable common stock purchase warrants		Series B redeemable common stock purchase warrants		Additional common stock purchase warrants
	Preferred stock		Common stock								Retained Earnings (Accumulated deficit)			Total stockholders' equity (deficit)
										Additional paid-in capital		Other Comprehensive Income	Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 3, 2001	416,667	$2,500	2,503,149	$25	1,974,060	$249	1,380,000	$86	$60	$22,004	$(29,154)	$—	$(70)	$(4,300)
Net Loss	—	—	—	—	—	—	—	—	—	—	(3,733)	—	—	(3,733)

Balance at February 2, 2002	416,667	2,500	2,503,149	25	1,974,060	249	1,380,000	86	60	22,004	(32,887)	—	(70)	(8,033)
Net Loss	—	—	—	—	—	—	—	—	—	—	(520)	—	—	(520)

Balance at June 30, 2002	416,667	2,500	2,503,149	25	1,974,060	249	1,380,000	86	60	22,004	(33,407)	—	(70)	(8,553)
Net Income	—	—	—	—	—	—	—	—	—	—	11,585	—	—	11,585
Fresh Start Adjustments	(416,667)	(2,500)	(423,201)	(4)	(1,974,060)	(249)	(1,380,000)	(86)	(60)	(20,152)	21,822	—	70	(1,159)
Issuaance of Preferred Stock in Connection with Merger	500,042	5	—	—	—	—	—	—	—	2,345	—	—	—	2,350

Balance at August 31, 2002	500,042	5	2,079,948	21	—	—	—	—	—	4,197	—	—	—	4,223
Compensation Recognized with Issuance of Stock Options	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Preferred Stock Dividends Paid	—	—	—	—	—	—	—	—	—	—	(328)	—	—	(328)
Net Income	—	—	—	—	—	—	—	—	—	—	518	—	—	518
Other Comprehensive Income
Unrealized Gain on Investments	—	—	—	—	—	—	—	—	—	—	—	1,758	—	1,758

Comprehensive Income	—	—	—	—	—	—	—	—	—		518	1,758	—	2,275

Balance at June 30, 2003	500,042	$5	2,079,948	$21	—	$—	—	$—	$—	$4,206	$190	$1,758	$—	$6,180

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Predecessor			Reorganized Company
		Five Months Ended June 30, 2002	Two Months Ended August 31, 2002
	Year Ended February 2, 2002			Ten Months Ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(3,733)	$(520)	$11,585	$518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of stores	47	—	—	—
Depreciation and amortization	481	171	63	274
Amortization of debt issuance costs	102	—	—	—
Gain on debt discharge	—	—	(11,810)	—
Changes in operating assets and liabilities, net of effect of acquisition and merger:
Accounts receivable	36	—	(24)	(79)
Pawn service charges receivable	291	3	(45)	(128)
Inventories, net	1,740	511	62	73
Prepaid expenses and other current assets	227	90	(3)	(68)
Prepetition liabilities, accounts payable and accrued liabilities	1,255	141	(56)	219

Net cash provided by operating activities	446	396	(228)	809

Cash flows from investing activities:
Pawn loans made, net	2,771	50	(414)	(1,156)
Proceeds from sale of stores	800	—	—	—
Acquisition of stores	—	—	—	(112)
Proceeds from Sale of investments	—	—	—	2,780
Purchases of investments	—	—	—	(3,641)
Purchases of property and equipment	(67)	(76)	—	(432)
Cash acquired in merger	—	—	—	2,565

Net cash provided by (used in) investing activities	3,504	(26)	(414)	4

Cash flows from financing activities:
(Principal payments) borrowings on notes payable	(3,954)	(406)	455	(455)
Dividends paid	—	—	—	(328)

Net cash provided by (used in) financing activities	(3,954)	(406)	455	(783)

Net increase (decrease) in cash and cash equivalents	(4)	(36)	(187)	30
Cash and cash equivalents at beginning of period	417	413	377	190

Cash and cash equivalents at end of period	$413	$377	$190	$220

Supplemental disclosures of cash flow information:
Cash paid for interest	$688	$149	$83	$218

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC.

Notes To Consolidated Financial Statements

June 30, 2003

(1) Organization and Business

        Xponential, Inc., formerly PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to "Xponential, Inc." The Company's wholly owned subsidiary PawnMart, Inc. is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise. As of June 30, 2003, the Company owned and operated 26 stores located in Georgia, North Carolina, and South Carolina.

        On July 9, 2001 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. On May 20, 2002 (the "Confirmation Date"), the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Company's first amended plan of reorganization (the "Plan"). The Plan became effective on May 31, 2002 (the "Effective Date").

        The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger (the "Merger") with C/M Holdings, Inc. ("CMHI"). The reorganized Company adopted fresh-start reporting and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002. There was no reorganization value in excess of amounts allocated to identifiable assets.

(2) Summary of Significant Accounting Policies

(a)
Basis of Presentation and Fiscal Years

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, PawnMart, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Management of the Company makes estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). Actual results could differ from those estimates.

        The Board of Directors of the Company determined in May 2002 that it was in the Company's best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company's post bankruptcy operating results. The change in fiscal year end was effective June 30, 2002.

(b)
Fresh-start Reporting

        The accompanying financial statements have been prepared in accordance with US GAAP includes the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

        Fresh-start reporting as set forth in SOP 90-7 requires that the reorganized Company restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the reorganized Company to allocate its reorganization value to its assets based upon their estimated fair value. Each liability existing on the Confirmation Date was to be stated at the present value of amounts to be paid, determined using an appropriate discount rate.

(c)
Cash and Cash Equivalents

        The Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents.

(d)
Loans and Revenue Recognition

        Pawn loans (loans) are generally made on the pledge of tangible personal property for one month, with an automatic extension period from ten to sixty days in accordance with statutory requirements except for loans on auto titles which have shorter extension periods. Pawn service charges are accrued on a constant-yield basis over the life of the loan on all pawn loans the Company deems collectible based on historical loan redemption statistics. If a loan is not repaid, the principal amount advanced on the loan, or the fair value of the collateral, if lower, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventories), which is recovered through sale.

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

(e)
Investments

        Investments consist of marketable debt and equity securities available for sale. Available for sale securities are measured at fair value, with net unrealized gains and losses reported in accumulated other comprehensive as a component of stockholders' equity.

(f)
Inventories

        Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $83,000 as of June 30, 2003 and are included in other accrued expenses in the accompanying consolidated balance sheets.

        The Company provides an allowance for valuation based on management's evaluation of the merchandise. The allowance deducted from the carrying value of inventory totaled approximately $103,000 at June 30, 2003. Deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $95,000, $16,000, and $212,000, during the year ended June 30, 2003, five months ended June 30, 2002 and February 2, 2002, respectively.

(g)
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

        The Company determines whether its property and equipment is impaired whenever events or circumstances indicate the carrying amount of its property and equipment may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If the carrying amount exceeds its estimated future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

(h)
Intangible Assets

        Intangible assets consist of customer lists and are amortized over a two year period using the straight-line method. Intangible assets amounted to $41,000, net of $6,000 of accumulated amortization as of June 30, 2003 and are included in other assets.

(i)
Income Taxes

        The Company and its subsidiary file a consolidated Federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        A valuation account is used to reduce the net deferred tax assets to amounts expected to be realized.

(j)
Advertising Costs

        Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $30,000, $22,000 and $9,000 for the fiscal years ended June 30, 2003, February 2, 2002, and the five month period June 30, 2002, respectively.

(k)
Fair Values of Financial Instruments

        Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company's revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes that the carrying value of such debt approximates its fair value. The carrying amount of all other financial instruments including cash, receivables and payables included in the Company's consolidated balance sheet approximate fair value due to the short maturity of these instruments.

(l)
Stock Based Compensation

        Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously the Predecessor Company applied Accounting Principles Board's Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and we have elected to apply it for all options granted for the reorganized company after August 31, 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. No stock-based employee compensation expense was recognized in the period ended February 2, 2002. All outstanding stock option grants of the Predecessor Company were cancelled in accordance with the Company's reorganization plan which was confirmed on May 20, 2002.

(l)
Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted income for common shares are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and the conversion of convertible securities during the beginning of the year, or for the period outstanding during the year.

(m)
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

(3) Recent Accounting Pronouncements

        On April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. We adopted SFAS No. 145 on July 1, 2002. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items unless they meet the unusual in nature and infrequency of occurrence criteria. The Company believes the extinguishment of debt in connection with the bankruptcy proceedings meets the criteria for classification as extraordinary.

        In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an Interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on reported net income or loss.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 will not have a material impact upon the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We expect our Series A Preferred Stock will be reclassified as a liability as of July 1, 2003.

(4) Bankruptcy

        As described in Note (1) the Company filed for bankruptcy on July 9, 2001. In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date were subject to compromise under the Plan.

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options and warrants. The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for cancellation of indebtedness. In connection with the Merger with CMHI, the Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI, which was owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company and by Carroll Dawson, a director of the Company. At the time of the Merger, CMHI did not have any business operations and principally held investments.

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

        The reorganization value of approximately $7.6 million resulted in a net value of approximately $1.9 million to the new common equity holders after allowance for post confirmation liabilities of the reorganized Company of $5.7 million. The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounted cash flow, book value multiples of comparable companies in its industry, net realizable value of asset sales and other applicable methods. The calculated reorganization value was based on estimates and assumptions about circumstances in a relatively high-risk investment scenario that have not yet taken place in which there are significant economic and competitive uncertainties beyond the control of the reorganized Company. The Company assigned no value to the Company's net operating loss carryovers in the calculation of its reorganization value due to the lack of certainty of utilizing the net operating loss based on historical operating results and the potential limitations on use resulting from the Plan.

(in thousands)
Postpetition current liabilities	$5,145
Liabilities deferred pursuant to the Plan	700
Liabilities exchanged for equity in the reorganized Company	11,810

Total postpetition liabilities and allowed claims	17,655
Reorganization value	7,567

Excess of liabilities over reorganization value	$10,088

        After consideration of the Company's debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed the Company's organization capital structure prior to the Merger, is as follows:

At August 30, 2002
(in thousands)

Postpetition current liabilities	$1,274
Notes payable—priority tax claims(1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873

$7,567

(1)
Approximately $95,000 due in cash and $605,000 payable in quarter installments of approximately $100,000 per year at 7% interest per annum.

        The effects of the Plan on the Company's balance sheet as of August 30, 2002 is as follows:

	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjustments	Reorganized Balance Sheet Prior to Merger
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory—net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177

Total current assets	6,772	—	—	6,772
Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121

Total assets	$8,727	$—	$(1,160)	$7,567

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$674	$—	$—	$674
Notes payable—prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable—bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600

Total current liabilities	17,504	(16,035)	—	1,469
Long term debt
Notes payable—prepetition taxes, net of current portion	—	505	—	505
Notes payable—bank line of credit	—	3,720	—	3,720

Total liabilities	17,504	(11,810)	—	5,694
Stockholders' equity (deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock purchase warrants	249	(249)	—	—
Series B redeemable Common Stock purchase warrants	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70	—

Total stockholders' equity (deficit)	(8,777)	11,810	(1,160)	1,873

Total liabilities and stockholders' equity (deficit)	$8,727	$—	$(1,160)	$7,567

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

        The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger.

At August 30, 2002
(in thousands)

Current assets	$2,725
Property and equipment, net	36
Investments, primarily common stock	5,117

Total assets acquired	7,878
Total liabilities assumed	20

Net assets acquired	$7,858

        The following is a condensed consolidated balance sheet August 30, 2002 (unaudited), which reflects the Merger:

	Xponential, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002		Reorganized Balance Sheet After Merger
	(in thousands)
Assets
Current assets	$6,772	$2,725		$9,497
Property and equipment, net	674	36		710
Other assets	121	5,117		5,238

Total assets	$7,567	$7,878		$15,445

Liabilities and stockholders' equity
Current liabilities	$1,469	$170	(1)	$1,639
Notes payable	4,225	—		4,225

	5,694	170		5,864
Redeemable preferred stock	—	5,358		5,358
Stockholders' equity:
Preferred stock	—	5		5
Common stock	21	—		21
Additional paid in capital	1,852	2,345		4,197

Total liabilities and stockholders' Equity	$7,567	$7,878		$15,445

(1)
Includes $150,000 investment banking fee to related parties payable on completion of Merger.

(5) Asset Acquisitions

        During the fiscal year ended June 30, 2003, the Company acquired the assets of two pawnshops in purchase transactions for an aggregate cash purchase price of $112,000. The purchase price for the acquisitions was determined based upon the historical volume of annual loan and sales transactions, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

        All purchase transactions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The purchase price was allocated to the tangible assets and intangible assets based on their fair market value as follows:

Pawn loan receivables	$53
Property and equipment, net	12
Customer lists	47

Net assets acquired	$112

        The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(6) Property and Equipment

        Property and equipment consists of the following at June 30, 2003 (in thousands):

	Years of Useful life
Automobiles	5	$107
Furniture and equipment	5-7	640
Leasehold improvements	3-10	393

		1,130
Less: accumulated depreciation and amortization		(241)

		$889

(7) Notes Payable

        Notes payable consist of the following at June 30, 2003 (in thousands):

Revolving line of credit with a bank, bearing interest at prime plus two percent (6% at June 30, 2003) payable monthly, to mature December 31, 2003, collateralized by substantially all of the Company's assets	$3,934
Notes payable with a vendor, bearing interest at 7%, collateralized by computer software, payable monthly, to mature on September 30, 2004	43
Other unsecured notes payable	493

4,470
Less: current maturities	(4,074)

Long term notes payable	$396

        Long term notes payable are scheduled to mature as follows:

Year	Amount
2004	$4,073
2005	123
2006	123
2007	124
2008 & thereafter	27

Total	$4,470

        The Company had a credit facility which is in the amount of $4,500,000 matures on December 31, 2003 and bears interest at the prevailing prime rate plus 2.00% which was 6.00% at June 30, 2003. The

Credit Facility is collateralized by substantially all of the unencumbered assets of the Company in addition to a direct pledge of certain investments in the amount of $1,200,000. The Company is required to maintain certain financial ratios and is prohibited from paying cash dividends on its common stock unless specifically approved by its bank and provides for additional restrictions on new store acquisitions.

        The Company financed $65,000 of its new computer system software with a vendor over a two year period beginning September 2002. The note bears interest at a rate of seven percent per annum. The current portion and long term portions due as of June 30, 2003 were $34,000 and $9,000, respectively.

        The Company also compromised certain priority tax claims in the amount of $621,000 in its reorganization plan agreeing to pay the claims over a six year period from the date of assessment in quarterly installments of approximately $35,000 including interest at the rate of seven percent per annum.

(8) Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 are presented below (in thousands):

June 30, 2003
Deferred tax assets:
Net operating loss carryforwards	$5,343
Property and equipment	34
Inventories	35
Intangible assets	5

Total gross deferred tax assets	5,417
Less valuation allowance	(5,417)

Net deferred tax assets	—

        The provisions for income taxes differs from amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. Following is a reconciliation of such differences (in thousands):

	For the year ended February 2, 2002	For the five Months ended June 30, 2002	For the two Months ended August 30, 2002	For the ten Months ended June 30, 2003
Tax (benefit) at federal statutory rates	$(1,193)	$(166)	$3,944	$166
State and local income taxes, net of federal tax benefit	(224)	(31)	(14)	31

	$(1,437)	$(197)	$3,930	$197
Change in valuation allowance	1,437	197	(3,930)	(197)

Tax expense (benefits)	$—	$—	$—	$—

        At June 30, 2003 the Company has net operating loss carryforwards for tax purposes of approximately $15,700,000 including approximately $2,060,000 of capital loss carryforward which may be used only to offset future capital gains. During Fiscal 2003, the Company recognized income of approximately $11,800,000 due to discharge of indebtedness in conjunction with the confirmation of the Company's bankruptcy plan. A formal legal or tax opinion on the effects of the Company's bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management. A deferred tax valuation allowance of $5,417,000 offset deferred tax assets at June 30, 2003 based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

(9) Equity

        New Capital Structure:    Under the new capital structure pursuant to the Company's plan of reorganization, the Company has the authority to issue a total of Twelve Million Five Hundred Thousand (12,500,000) shares of stock, consisting of Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock, par value $0.01 per share (the "Preferred Stock") issuable in series ("Series"), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the "Common Stock"). Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the "Series A Preferred Stock") and Five Hundred Thousand Fifty (500,050) shares are designated and known as Series B Preferred Stock (the "Series B Preferred Stock"). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware.

        Issuance of Preferred Stock.    The Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock to the stockholders of CMHI pursuant to the Merger. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock, the Series B Preferred Stock are as follows:

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

          Conversion.    The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time after the Closing Date, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into approximately 45% of the issued and outstanding shares of Common Stock.

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

        Issuance of Common Stock.    The Company issued 2,079,948 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, represents approximately 55% of the issued and outstanding shares of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger. Of the 2,079,948 shares of Common Stock issued to Company's creditors, 1,278,827 shares of Common Stock are restricted from trading for a two-year period following issuance. The balance of the shares of Common Stock issued are not be subject to any trading restrictions.

(10) Stock Options

        The predecessor company's stock option plans and related options were cancelled in accordance with the plan of reorganization which was confirmed on May 20, 2002. No options were granted or exercised during the year ended February 2, 2002.

        The Company adopted its 2003 Stock Option Plan ("Stock Option Plan") and 2003 Stock Incentive Plan ("Incentive Plan") effective January 1, 2003. Under the Stock Option Plan stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period up to two years from the date of grant and expire ten years thereafter. A total of 675,000 shares of common stock were reserved for grant under the Stock Option Plan and 325,000 shares were reserved under the Incentive Plan. In February 2003, the Company granted options covering 455,000 common shares from the Stock Option Plan of which 299,000 shares were immediately exercisable. The grant of the remaining options covering 156,000 common shares were contingent upon the Company achieving earnings before taxes, interest, depreciation and amortization ("EBITDA") of $500,000 for the fiscal year ended June 30, 2003, and will vest 66 2/3% on June 30, 2004 and 33 1/3% on June 30, 2005, if granted. These options were earned as of June 30, 2003. The Company recognized $9,400 of compensation expense for options granted during the ten months ended June 30, 2003. The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of June 30, 2003, no shares have been issued under the Incentive Plan.

        The following table summarizes the stock option activity of the Reorganized Company from the time it emerged from bankruptcy:

	Options Outstanding
	Number of Options	Exercise Price	Weighted average remaining contractual life
Outstanding at August 30, 2002	—	—
Granted	455,000	$1.00	10 years
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2003	455,000	$1.00

Exercisable at June 30, 2003	299,000	$1.00

        The weighted average fair value of the options granted during 2003 was $.01. The fair value of these options was estimated at the date of grant using the minimum value method with the following assumptions; risk free rate of 4%, no dividend yield and weighted average expected lives of 11.5 months. The minimum value method assumes no volatility in the stock price and was used as the Company's stock has not been traded publicly.

(11) Weighted Average Shares and Net Income Per Common Share

        Net income (loss) per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue Common Stock were exercised. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive and in periods prior to August 31, 2002, there were no dilutive securities.

        The Company issued 2,079,948 shares of Common Stock upon consummation of the Plan on August 30, 2002 and issued 500,042 shares of Series B Preferred Stock which is convertible at the option of the holders into 1,720,130 shares of the Company's Common Stock.

        Prior to cancellation of the all equity interests pursuant to the Plan, a reconciliation of the basic and diluted earnings reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the predecessor company for the two month period ended August 31, 2002 was as follows:

For the Two Months Ended August 31, 2002	Net Income Allocable to Common Shareholders	Shares	Per Share
Loss per common share prior to extraordinary gain on debt discharge	$(225,000)	2,503,217	$(0.09)

Diluted loss per common share	$(225,000)	2,503,217	$(0.09)

        The extraordinary gain of $11,810,000 would not be applicable to the predecessor company outstanding common shares as the gain resulted from the cancellation of indebtedness in exchange for new common stock in the reorganized company.

        The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the reorganized company for the ten month period ended June 30, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Ten Months Ended June 30, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$190,000	2,079,948	$0.09

Assumed conversion of convertible preferred stock	104,000	1,720,130

Diluted earnings per common share	$294,000	3,800,078	$0.08

        Stock option grants under the Stock Option Plan have been excluded from the computation because they are antidilutive.

(12) Investments

        Investments consist of marketable equity and debt securities and have been categorized as available-for-sale. Unrealized gains and losses for available-for-sale securities are included as accumulated other comprehensive income, a component of shareholders' equity until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations

        As of June 30, 2003, the Company's investments consisted of (in thousands):

	Cost	Unrealized Gain	Market Value
Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(13) Commitments and Contingencies

        The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases was approximately $1,257,000, $192,000, $192,000, $500,000 and $1,749,000 for the year ended June 30, 2003, the five month period ended June 30, 2002, the two month period ended August 31, 2002, and the year ended February 2, 2002, respectively.

        Future minimum lease payments under non-cancelable operating leases as of June 30, 2003 are (in thousands):

2004	$1,342
2005	968
2006	736
2007	612
2008	573
Thereafter	370

Total minimum lease payments	$4,601

        The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(14) Related Party Transactions

        Sanders Morris Harris, Inc. ("SMH"), a related party, employs Jeffrey A. Cummer and Dwayne A. Moyers as officers of a subsidiary and executes security transactions for the Company. Mssrs. Moyers and Cummer are also officers and directors of the Company. Commissions paid to SMH were $13,102 for the ten month period ended June 30, 2003.

        The Company owns an investment in common stock in SMH totaling approximately $5.1 million as of June 30, 2003.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2002 with respect to such report's Item 4, Changes in Registrant's Certifying Accountant.

ITEM 8A.    CONTROLS AND PROCEDURES

        Under the supervision of, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report as required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company has concluded that its disclosure controls and procedures were operating effectively as designed. As required, the Company will continue to evaluate the effectiveness of these controls and procedures on a quarterly basis.

        There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

        The executive officers and directors of the Company as of June 30, 2003 were as follows:

Name	Age	Title
John R. Boudreau	78	Chief Executive Officer, President and Director
Robert W. Schleizer	50	Chief Financial Officer, Executive Vice President, Treasurer and Director
Dwayne A. Moyers	34	Chairman of the Board, Vice President and Director
Roger F. Hogan	36	Chief Operating Officer
Jeffrey A. Cummer	46	Vice President and Director
Carroll Dawson	49	Director
Donnelly McMillen	81	Director
James R. Richards	58	Director

        John R. Boudreau was appointed as a Director in January 2001, and was appointed to serve as President and Chief Executive Officer in June 2001. He served as Chairman of the Board from June 2001 to September 2002. Mr. Boudreau currently consults with several public and private companies through Boudreau & Associates. He has extensive turnaround and restructuring experience. Mr. Boudreau previously served as chief executive officer for Michigan General Corp., Bel Air House Products, Classic Chemical, Inc. and Oversees Inns.

        Robert W. Schleizer was appointed as Executive Vice President, Chief Financial Officer, Treasurer and as a Director in January 2001. Mr. Schleizer is a partner with Tatum CFO Partners, LLP, a national firm of chief financial officers, and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.

        Dwayne A. Moyers was appointed as Chairman of the Board in September 2002. He was appointed as a Vice President of the Company in August 2002 and as a Director in March 2001. Mr. Moyers served as Vice President, Secretary and Treasurer of C/M Holdings, Inc. from November 1994 until its merger with and into the Company in August 2002, and served as a director of that company from May 1997 until August 2002. He has served as Vice President of Hulen Capital Partners, Inc. (formerly Cummer/Moyers Capital Partners, Inc.) since July 1994. Mr. Moyers has served as Vice President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc. Mr. Moyers has served as a director of American IronHorse Motorcycle Company, Inc. since March 1998.

        Roger F. Hogan was appointed as the Company's Chief Operating Officer in October 2001. Mr. Hogan joined the Company in November 1994 as a store associate, and was promoted to Store Manager in April 1995, to District Manager in August 1995 and to Regional Manager in January 2001.

        Jeffrey A. Cummer was appointed as Vice President and as a Director of the Company in August 2002. Mr. Cummer served as President and a director of C/M Holdings, Inc. from November 1990 until its merger with and into the Company in August 2002. He has served as President of Hulen Capital Partners, Inc. (formerly Cummer/Moyers Capital Partners, Inc.) since July 1994. Mr. Cummer has served as President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Cummer is a Certified Financial Planner. He is also a registered investment advisor agent through SMH Capital Advisors, Inc.

        Carroll Dawson was appointed as a Director of the Company in November 2002. Mr. Dawson has served as President of AB-CO Markets, Inc., a Blockbuster Video franchisee, since December 1992; as general partner of Dawson Properties, Ltd., which owns real estate and securities investments, since April 1996; and as a director of the Bank of Weatherford in Weatherford, Texas since June 2000.

        Donnelly McMillen was appointed as a Director of the Company in March 2001. Mr. McMillen is an attorney and real estate investor and provides consulting services to several public and private companies.

        James R. Richards was appointed as a Director of the Company in May 2001. Mr. Richards is Managing Director of Texas Business Capital, Inc., a merchant banking firm. Mr. Richards served as Managing Director of Dillon-Gage Securities, Inc., an NASD broker/dealer from 1999 to 2001; and as Managing Director of Corporate Finance, Inc., a private investment banking firm from 1994 to 1999. He is a former certified public accountant, and worked with Deloitte & Touche, Certified Public Accountants, for over ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based on the Company's records, management believes that during Fiscal 2003 all directors, officers and ten percent (10%) or greater beneficial owners timely filed all required Section 16(a) reports, except Jeffrey A. Cummer and Dwayne A. Moyers who were each late filing statements of changes in beneficial ownership for transactions occurring on October 31, 2002 and November 15, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

        The following table sets forth the cash and noncash compensation for the fiscal year ended June 30, 2003 ("Fiscal 2003"), the twelve months ended June 30, 2002 ("Fiscal 2002"), the fiscal year ended February 2, 2002 ("Fiscal 2001") and the fiscal year ended February 3, 2001 ("Fiscal 2000") of (i) the individual who served as the Company's Chief Executive Officer during Fiscal 2003 and (ii) the Company's four other most highly compensated executive officers who were serving as executive officers as of the end of Fiscal 2003 and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long-Term Compensation Awards
Name and Principal Position	Year *	Salary($)	Bonus($)	Securities Underlying Options(#)
John R. Boudreau(2) Chairman of the Board, President and Chief Executive Officer	2003 2002 2001 2000	144,000 144,554 89,169 —	150,000 — — —	130,000 — — —
Robert W. Schleizer(3) Chief Financial Officer, Executive Vice President and Treasurer	2003 2002 2001 2000	180,000 245,762 270,375 —	150,000 — — —	130,000 — — —
Roger F. Hogan(4) Chief Operating Officer	2003 2002 2001 2000	110,000 91,000 67,333 —	36,271 — 24,289 —	25,000 — — —
Dwayne A. Moyers(5)(6) Chairman of the Board and Vice President	2003 2002 2001 2000	134,135 2,000 — —	— — — —	55,000 — — —
Jeffrey A. Cummer(6)(7) Vice President	2003 2002 2001 2000	134,135 — — —	— — — —	30,000 — — —

*
On May 24, 2002 the Board of Directors changed the Company's fiscal year end from the Saturday nearest January 31 to June 30. Fiscal Year 2002 refers to the new fiscal year ended June 30, 2002. The amounts listed for Fiscal 2002 are for twelve months and include the last eight months of Fiscal 2001, resulting in an overlap period of eight months.

(1)
The Named Executive Officers received personal benefits in addition to salary and bonuses, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the total of their annual salary and bonus, and is therefore not required to be reported.

(2)
Mr. Boudreau was appointed Chairman of the Board, President and Chief Executive Officer in June 2001. He resigned as Chairman in September 2002.

(3)
Mr. Schleizer is a partner with Tatum CFO Partners, LLP ("Tatum"), which receives a resource fee equal to 20% of Mr. Schleizer's salary. Tatum received total payments of $36,000, $19,407 and $37,913 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

(4)
Mr. Hogan joined the Company in November 1994 as a store associate. He was promoted to Store Manager in April 1995, District Manager in August 1995, Regional Manager in January 2001, and to Chief Operating Officer in October 2001.

(5)
Mr. Moyers was appointed Vice President in August 2002 and Chairman of the Board in September 2002.

(6)
Compensation for Mr. Moyers and Mr. Cummer in 2003 includes salary and a one time investment fee of $75,000 in connection with the Merger. Compensation for Mr. Moyers in 2002 includes directors fees.

(7)
Mr. Cummer was appointed Vice President in August 2002.

Option Grants to Executives

        The following table sets forth the individual grants of stock options made during Fiscal 2003 to the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)		Percent of Total Options Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)		Expiration Date
John R. Boudreau	100,000 30,000	(2) (3)	24.69 7.41	% %	$ $	1.00 1.00	02-28-13 02-28-13
Robert W. Schleizer(4)	100,000 30,000	(2) (3)	24.69 7.41	% %	$ $	1.00 1.00	02-28-13 02-28-13
Roger F. Hogan	10,000 15,000	(2) (3)	2.47 3.70	% %	$ $	1.00 1.00	02-28-13 02-28-13
Dwayne A. Moyers	25,000 30,000	(2) (3)	6.17 7.41	% %	$ $	1.00 1.00	02-28-13 02-28-13
Jeffrey A. Cummer	30,000	(3)	7.41%			$1.00	02-28-13

(1)
All options were granted pursuant to the Company's 2003 Stock Option Plan and have a term of ten (10) years from the date of grant. The option exercise prices were the fair market value on the date of grant.

(2)
These options vested in full on the date of grant.

(3)
These options were granted contingent on the Company achieving EBITDA of $500,000 for the fiscal year ended June 30, 2003. The threshold was achieved, and the options will vest two-thirds on June 30, 2004 and one-third on June 30, 2005.

(4)
Mr. Schleizer is a partner with Tatum CFO Partners, LLP, which received 25% of the options granted to Mr. Schleizer.

Option Exercises and Values

        No options were exercised by the Named Executive Officers during Fiscal 2003. The following table sets forth the value of unexercised options at the end of Fiscal 2003 for the Named Executive Officers:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End(#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End($) Exercisable/ Unexercisable(1)
John R. Boudreau	100,000 / 30,000	$100,000 / $30,000
Robert W. Schleizer	100,000 / 30,000	$100,000 / $30,000
Roger F. Hogan	10,000 / 15,000	$10,000 / $15,000
Dwayne A. Moyers	25,000 / 30,000	$25,000 / $30,000
Jeffrey A. Cummer	0 / 30,000	$0 / $30,000

(1)
The fair market value of the underlying Common Stock for purposes of this table was $1.00 per share at June 30, 2003.

Compensation of Directors

        The Board of Directors meets at least quarterly and non-employee Directors are paid a fee of $1,000 for attendance at each meeting. In addition, non-employee committee members are paid a fee of $500 for attendance at each committee meeting. Directors are also reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof.

        Non-employee Directors are also eligible for stock option grants under the Company's 2003 Stock Option Plan. The number of shares subject to options, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions) are within the discretion of the Board of Directors and the Compensation Committee. During Fiscal 2003 a total of 50,000 options were granted to non-employee Directors, all with an exercise price of $1.00 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        The Company currently has no employment contracts or termination of employment or change-in-control plans or arrangements in effect with any of the Named Executive Officers.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Beneficial Owners

        The following table sets forth as of June 30, 2003 certain information with respect to the number of shares of each class of voting securities beneficially owned by each person who is known by the Company to beneficially own more than five percent (5%) of any class of outstanding voting securities:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Jeffrey A. Cummer 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	Common	534,248 shares	(3)(4)	20.44%
Dwayne A. Moyers 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	Common	379,932 shares	(3)(5)	15.44%
SMH Capital Advisors, Inc. 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	Common	594,152 shares	(6)	28.57%
Investors Strategic Partners I, Ltd. 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	Common	181,902 shares	(7)	8.04%

(1)
Unless otherwise noted, the Company believes that each person named has sole voting and investment power with respect to all shares beneficially owned by such persons.

(2)
Based on 2,079,948 shares of Common Stock issued and outstanding on June 30, 2003, as adjusted for the conversion of shares of Series B Preferred Stock into shares of Common Stock and the exercise of options exercisable within sixty (60) days from the date hereof for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Act of 1934, as amended.

(3)
Does not include 594,152 shares of Common Stock owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors, Inc., of which Mr. Cummer and Mr. Moyers are officers and directors.

(4)
Represents 352,346 shares of Common Stock issuable upon conversion of 102,427 shares of Series B Preferred Stock owned directly and 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock owned by Investors Strategic Partners I, Ltd., a Texas limited partnership ("ISP"), of which Hulen Capital Partners, Inc., a Texas corporation ("HCP"), is the general partner. Mr. Cummer is an officer, director and shareholder of HCP and shares voting and investment power with Mr. Moyers with respect to the shares owned by ISP.

(5)
Represents 173,030 shares of Common Stock issuable upon conversion of 50,300 shares of Series B Preferred Stock owned directly, 25,000 shares of Common Stock which Mr. Moyers has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan, and 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock owned by ISP. Mr. Moyers is an officer, director and shareholder of HCP, the general partner of ISP, and shares voting and investment power with Mr. Cummer with respect to the shares owned by ISP.

(6)
These shares are owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors, Inc.

(7)
Represents 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock.

Management

        The following table sets forth as of June 30, 2003 certain information with respect to the number of shares of each class of equity securities beneficially owned by all directors and certain executive officers, individually, and by all directors and executive officers as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
John R. Boudreau	Common	100,000 shares	(3)	4.59%
Robert W. Schleizer	Common	100,000 shares	(4)	4.59%
Jeffrey A. Cummer	Common Series A Preferred	534,248 shares 332,844 shares	(5)(6) (7)	20.44 31.06	% %
Dwayne A. Moyers	Common Series A Preferred	379,932 shares 221,129 shares	(5)(8) (9)	15.44 20.63	% %
Donnelly McMillen	Common	25,000 shares	(10)	1.19%
James R. Richards	Common	25,000 shares	(11)	1.19%
Roger F. Hogan	Common	10,000 shares	(12)	*
Carroll Dawson	Common Series A Preferred	9,274 shares 5,778 shares	(13) (14)	* *
All directors and executive officers as a group (8 persons)	Common	1,001,552 shares	(15)	32.50%
All directors and executive officers as a group (8 persons)	Series A Preferred	446,424 shares	(16)	41.66%

*
Less than 1% of the outstanding shares of the class.

(1)
Unless otherwise noted, the Company believes that each person named has sole voting and investment power with respect to all shares beneficially owned by such persons.

(2)
Based on 2,079,948 shares of Common Stock issued and outstanding on June 30, 2003, as adjusted for the conversion of shares of Series B Preferred Stock into shares of Common Stock and the exercise of options exercisable within sixty (60) days from the date hereof for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Act of 1934, as amended; and based on 1,071,636 shares of Series A Preferred Stock issued and outstanding on June 30, 2003. The shares of Series A Preferred Stock are not convertible and have no voting rights except as required by law.

(3)
Represents 100,000 shares of Common Stock which Mr. Boudreau has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan.

(4)
Represents 75,000 shares of Common Stock which Mr. Schleizer has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan, and 25,000 shares of Common Stock which Tatum CFO Partners, LLP has the right to acquire within sixty (60) days from the date hereof pursuant to an option granted to it under the 2003 Stock Option Plan. Mr. Schleizer is a limited partner of Tatum CFO Partners, LLP.

(5)
Does not include 594,152 shares of Common Stock owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors, Inc., of which Mr. Cummer and Mr. Moyers are officers and directors.

(6)
Represents 352,346 shares of Common Stock issuable upon conversion of 102,427 shares of Series B Preferred Stock owned directly and 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock owned by Investors Strategic Partners I, Ltd., a Texas limited partnership ("ISP"), of which Hulen Capital Partners, Inc., a Texas corporation ("HCP"), is the general partner. Mr. Cummer is an officer, director and shareholder of HCP and shares voting and investment power with Mr. Moyers with respect to the shares owned by ISP.

(7)
Represents 219,517 shares of Series A Preferred Stock owned directly and 113,327 shares of Series A Preferred Stock owned by ISP that are beneficially owned by both Mr. Cummer and Mr. Moyers.

(8)
Represents 173,030 shares of Common Stock issuable upon conversion of 50,300 shares of Series B Preferred Stock owned directly, 25,000 shares of Common Stock which Mr. Moyers has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan, and 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock owned by ISP. Mr. Moyers is an officer, director and shareholder of HCP, the general partner of ISP, and shares voting and investment power with Mr. Cummer with respect to the shares owned by ISP.

(9)
Represents 107,802 shares of Series A Preferred Stock owned directly and 113,327 shares of Series A Preferred Stock owned by ISP that are beneficially owned by both Mr. Cummer and Mr. Moyers.

(10)
Represents 25,000 shares of Common Stock which Mr. McMillen has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan.

(11)
Represents 25,000 shares of Common Stock which Mr. Richards has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan.

(12)
Represents 10,000 shares of Common Stock which Mr. Hogan has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 2003 Stock Option Plan.

(13)
Represents 9,274 shares of Common Stock issuable upon conversion of 2,696 shares of Series B Preferred Stock owned by Dawson Properties, Ltd., a Texas limited partnership of which Mr. Dawson is general partner.

(14)
Represents 5,778 shares of Series A Preferred Stock owned by Dawson Properties, Ltd., of which Mr. Dawson is general partner.

(15)
Represents 285,000 shares of Common Stock which the directors and executive officers have the right to acquire within sixty (60) days from the date hereof pursuant to options granted to them under the 2003 Stock Option Plan; 534,650 shares of Common Stock issuable upon conversion of 158,002 shares of Series B Preferred Stock owned directly by directors and executive officers; and 181,902 shares of Common Stock issuable upon conversion of 52,879 shares of Series B Preferred Stock owned by ISP that is beneficially owned by Mr. Cummer and Mr. Moyers.

(16)
Represents 333,097 shares of Series A Preferred Stock owned directly by directors and executive officers, and 113,327 shares of Series A Preferred Stock owned by ISP that are beneficially owned by Mr. Cummer and Mr. Moyers.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company was not a party to any transactions or series of transactions in amounts exceeding $60,000 with directors, nominees for directors, executive officers, security holders discussed under "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," or a member of the immediate family of any of the foregoing, during the last two years, other than the following:

        Effective August 30, 2002, C/M Holdings, Inc., a Texas corporation ("CMHI"), an affiliate of Jeffrey A. Cummer and Dwayne A. Moyers, directors and officers of the Company, was merged with and into the Company (the "Merger"). In connection with the Merger, Mr. Cummer and Mr. Moyers, in addition to securities received on a pro rata basis with other security holders of the classes issued, each received a one-time investment fee of $75,000 from the Company.

        During Fiscal 2001 the Company secured a $600,000 subordinated credit facility from Hulen Pawn Shop Investors, L.L.C. (the "Hulen Note"), an affiliate of Jeffrey A. Cummer and Dwayne A. Moyers, which loan was approved by the Bankruptcy Court on July 16, 2001. The Hulen Note had a maturity date of December 31, 2002, bore interest at a rate of the prevailing prime rate plus 5%, and was convertible, at the option of the lender, into up to 12% of the Company's Common Stock after reorganization. The Hulen Note was repaid in full in September 2002.

        Sanders Morris Harris, Inc., a related party which employs Jeffrey A. Cummer and Dwayne A. Moyers, officers and directors of the Company, executes security transactions for the Company. Commissions earned by Sanders Morris Harris, Inc. were $13,102 for the ten month period ended June 30, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Number	Description
2.1	Agreement and Plan of Merger between PawnMart, Inc. and C/M Holdings, Inc. dated August 1, 2002(1)
3.1	Amended and Restated Certificate of Incorporation of PawnMart, Inc. as filed with the Delaware Secretary of State on August 30, 2002(1)
3.2	Certificate of Amendment to Certificate of Incorporation of PawnMart, Inc.(2)
3.3	Amended and Restated Bylaws of PawnMart, Inc.(3)
3.4	Amendment Number One to Amended and Restated Bylaws of PawnMart, Inc.(2)
10.1	PawnMart, Inc. 2003 Stock Option Plan(4)
10.2	Amendment Number One to PawnMart, Inc. 2003 Stock Option Plan(5)
10.3	PawnMart, Inc. 2003 Stock Incentive Plan(4)
10.4	Amendment Number One to PawnMart, Inc. 2003 Stock Incentive Plan(6)
10.5	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company's Board of Directors on December 16, 2002(7)

10.6	Amendment Number One to PawnMart, Inc. Capital Incentive Program(6)
10.7
Revolving Credit Agreement Between PawnMart, Inc. and Comerica Bank dated August 30, 2002; Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002(8)
10.8
Revolving Credit Agreement Between PawnMart, Inc. and Xponential, Inc. and Comerica Bank dated May 19, 2003 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. and Xponential, Inc. to Comerica Bank dated May 19, 2003; Security Agreement regarding negotiable collateral granted by Xponential, Inc. to Comerica Bank dated May 19, 2003; and Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated May 19, 2003 *
21.1	Subsidiaries of Xponential, Inc. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Confirmation Order dated May 20, 2002(9)
99.2	Debtor's First Amended Plan of Reorganization dated April 3, 2002(9)
99.3	Debtor's First Amended Disclosure Statement dated April 3, 2002(9)
99.4	Fourth Modification to Debtor's First Amended Plan of Reorganization(10)
99.5	Fifth Modification to Debtor's First Amended Plan of Reorganization(11)

*
Filed herewith.

(1)
Filed as an exhibit to the registrant's Current Report on Form 8-K filed on September 16, 2002 (File No. 1-13939).

(2)
Filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB filed on May 15, 2003 (File No. 1-13939).

(3)
Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q filed on August 20, 2002 (File No. 1-13939).

(4)
Filed as an exhibit to the registrant's Definitive Proxy Statement filed on January 28, 2003 (File No. 1-13939).

(5)
Filed as an exhibit to the registrant's Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104575).

(6)
Filed as an exhibit to the registrant's Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104576).

(7)
Filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB filed on February 14, 2003 (File No. 1-13919).

(8)
Filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB filed on November 20, 2002 (File No. 1-13919).

(9)
Filed as an exhibit to the registrant's Current Report on Form 8-K filed on June 10, 2002 (File No. 1-13919).

(10)
Filed as an exhibit to the registrant's Current Report on Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(11)
Filed as an exhibit to the registrant's Current Report on Form 8-K/A filed on August 12, 2002 (File No. 1-13919).

(b)
Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPONENTIAL, INC.
October 13, 2003	By:	/s/ JOHN R. BOUDREAU John R. Boudreau Chief Executive Officer and President
October 13, 2003	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Executive Vice President and Chief Financial Officer

        In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BOUDREAU John R. Boudreau	Chief Executive Officer, President and Director	October 13, 2003
/s/ ROBERT W. SCHLEIZER Robert W. Schleizer	Executive Vice President, Chief Financial Officer, Treasurer and Director	October 13, 2003
/s/ JEFFREY A. CUMMER Jeffrey A. Cummer	Vice President and Director	October 13, 2003
/s/ DWAYNE A. MOYERS Dwayne A. Moyers	Chairman of the Board, Vice President and Director	October 13, 2003
/s/ CARROLL DAWSON Carroll Dawson	Director	October 13, 2003
/s/ DONNELLY MCMILLEN Donnelly McMillen	Director	October 13, 2003
/s/ JAMES R. RICHARDS James R. Richards	Director	October 13, 2003

EXHIBIT INDEX

Number	Description
10.8	Revolving Credit Agreement Between PawnMart, Inc. and Xponential, Inc. and Comerica Bank dated May 19, 2003 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. and Xponential, Inc. to Comerica Bank dated May 19, 2003; Security Agreement regarding negotiable collateral granted by Xponential, Inc. to Comerica Bank dated May 19, 2003; and Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated May 19, 2003
21.1	Subsidiaries of Xponential, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002