Form 10QSB
period 2003-09-30
XPONENTIAL  INC
filed 2003-11-19
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003.

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

(678) 305-7211
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The Company has 2,079,948 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003

Consolidated Statements of Operations for the Two Months Ended August 31, 2002, the One Month Ended September 30, 2002, and the Three Months Ended September 30, 2003

Consolidated Statements of Cash Flows for the Two Months Ended August 31, 2002, the One Month Ended September 30, 2002, and the Three Months Ended September 30, 2003

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,564	$220
Accounts receivable	186	176
Pawn service charges receivable	576	503
Pawn loans	5,250	4,571
Inventories, net	2,825	2,540
Investments	4,591	7,725
Prepaid expenses and other current assets	213	245
Total current assets	16,205	15,980

Property and equipment, net	882	889
Intangible assets, net of amortization of $15 and $6 at September 30, 2003 and June 30, 2003, respectively	99	41
Other assets	95	107
Total assets	$17,281	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,094	$1,009
Current installments of notes payable	4,238	4,074

Total current liabilities	5,332	5,083
Long term liabilities
Notes payable – net of current portion	359	396
Redeemable Preferred Stock:
Preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2003 and June 30, 2003	5,358	5,358
Total long term liabilities	5,717	5,754

Total liabilities	11,049	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at September 30, 2003 and June 30, 2003	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,079,948 issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	21	21
Additional paid-in capital	4,218	4,206
Retained earnings	1,748	190
Accumulated other comprehensive income	261	1,758
Less treasury stock, at cost; 13,000 common shares at September 30, 2003	(21)	—
Total stockholders’ equity	6,232	6,180
Total liabilities and stockholders’ equity	$17,281	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

				Three Months Ended September 30, 2002

	Reorganized Company
		Predecessor	Reorganized Company
	Three Months Ended September 30, 2003	Two Months Ended August 31, 2002	One Month Ended September 30, 2002

Revenues:
Merchandise sales	$3,321	$1,578	$930	$2,508
Pawn service charges	1,618	853	419	1,272
Other	45	38	42	80
Total revenues	4,984	2,469	1,391	3,860

Cost of sales	2,682	1,075	672	1,747
Gross profit	2,302	1,394	719	2,113

Expenses:
Store operating expenses	1,518	896	449	1,345
Corporate administrative expenses	641	336	222	558
Depreciation and amortization	111	63	23	86
Total expenses	2,270	1,295	694	1,989

Operating income/(loss)	32	99	25	124

Interest and dividend income	100	—	—	—
Interest expense including preferred dividends of $67,000 for the three months ended September 30, 2003	(161)	(83)	(38)	(121)
Gain on disposition of assets	3	—	—	—
Gain on sale of investments	1,631	—	—	—
Reorganization expenses	—	(241)	—	(241)
Net income/(loss) before taxes and extraordinary items	1,605	(225)	(13)	(238)
Income tax provision	(18)	—	—	—

Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Net income/(loss)	1,587	11,585	(13)	11,572
Preferred stock dividend requirement	(31)	—	(33)	(33)
Net income/(loss) allocable to common stockholders	$1,556	$11,585	$(46)	$11,539

Income (loss) per common share (note 5):
Basic
Continuing Operations	$0.75	$(0.09)	$(0.02)	$ *
Extraordinary Items	—	4.72	—	*
	$0.75	$4.63	$(0.02)	$ *
Diluted
Continuing Operations	$0.42	$(0.09)	$(0.02)	$ *
Extraordinary Items	—	4.72	—	*
	$0.42	$4.63	$(0.02)	$ *

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands)	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002	For the Three Months Ended September 30, 2002
Cash flows from operating activities:
Net income/ (loss)	$1,587	$11,585	$(13)	$11,572
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	111	63	23	86
Amortization of prepaid loan fees	—	—	—	—
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(1,631)
Unrealized gain on investments	—	—	175	175
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(10)	(24)	(33)	(57)
Pawn service charges receivable	(73)	(45)	(24)	(69)
Inventories, net	(285)	62	46	108
Prepaid expenses and other current assets	32	(3)	25	22
Accounts payable and accrued liabilities	85	(56)	(243)	(299)
Net cash provided by operating activities	(184)	(228)	(44)	(272)

Cash flows from investing activities:
Pawn loans made, net	(679)	(414)	(213)	(627)
Proceeds from sale of investments	5,400	—	—	—
Purchase of Investments	(2,131)	—	—	—
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(95)	—	(69)	(69)
Other assets	(55)	—	—	—
Net cash provided by (used in) investing activities	2,440	(414)	2,283	1,869

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	127	455	(370)	85
Sale of common stock	13	—
Purchase of treasury stock	(21)	—
Dividends paid	(31)	—	(33)	(33)
Net cash provided by (used in) financing activities	88	455	(403)	52
Net increase (decrease) in cash and cash equivalents	2,344	(187)	1,836	1,649
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$2,564	$190	$2,026	$2,026

Supplemental disclosures of cash flow information -
Cash paid for interest	$142	$83	$60	$143

(1)          Non cash financing activities - Company acquired CMHI on August 30, 2002 including $2.6 in cash and $5.1 million in marketable securities in exchange for preferred stock.  See note 2 for more complete explanation.

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

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

The Board of Directors of the Company determined in May 2002 that it was in the Company’s best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company’s post bankruptcy operating results. The results of operations for the interim periods ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB which has been previously filed with the Securities and Exchange Commission.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of September 30, 2003, the Company owned and operated 26 stores located in Georgia, North Carolina, and South Carolina.

The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger (the “Merger”) with C/M Holdings, Inc. (“CMHI”).  The reorganized Company adopted fresh-start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Company’s plan of reorganization (“the Plan”) on August 30, 2002, including recognition of certain reorganization expenses associated with the Merger in the Company’s Statement of Operations for the two months ended August 31, 2002.

Fresh-start reporting as set forth in SOP 90-7 required that the reorganized Company restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization.  In so restating, SOP 90-7 required the reorganized Company to allocate its reorganization value to its assets based upon their estimated fair value.  Each liability existing on the Confirmation Date is to be stated at the present value of amounts to be paid, determined using an appropriate discount rate.

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

Management believes the reorganized Company has sufficient liquidity and capital resources to meet its financial obligations and to make planned capital expenditures and debt payments as a result of the Merger.  Future operating performance and expected cash flows will be subject to financial, economic and other factors affecting the business and operations beyond its control and will affect the Company’s ability to expand its business as anticipated in its financial plan.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS 150”). This statement was effective for interim periods after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and related dividends be charged to the Company’s statement of operations.  Accordingly, the Company has reclassified its Preferred Stock—Series B to liabilities.  Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders. At September 30, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $5,358,000.  The related dividends that would have been reflected as interest expense for the three months ended September 30, 2002 was $22,000.  Subsequent to the adoption of SFAS 150, the Company has reflected $67,000 as interest expense for the three months ended September 30, 2003.

(2)                                  Plan of Reorganization - Fresh-start Accounting

Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options and warrants.  The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for release of indebtedness and in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.  At the time of the Merger with CMHI, CMHI did not have any business operations and principally held investments.

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

The Company adopted fresh-start reporting because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity (all pre-confirmation equity interests were cancelled), and the reorganization value is less than the postpetition liabilities and allowed claims, as shown below.

The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounting cash flow, book value multiples of comparable companies in the Company’s industry, net realizable value of asset sales and other applicable methods.  The Company assigned no value to its net operating loss carryovers in the calculation of its reorganization value due to the lack of certainty of utilizing the net operating loss based on historical operating results and the potential limitations on use resulting from the Plan.

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

On August 30, 2002, the Company acquired 100 percent of the outstanding common shares of CMHI pursuant the Plan.

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

The following is a condensed consolidated balance sheet August 30, 2002 (unaudited), which reflects the Merger:

(in thousands)	Xponential, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of 8/30/2002		Reorganized Balance Sheet After Merger
Assets
Current assets	$6,772	$2,725		$9,497
Property and equipment, net	674	36		710
Other assets	121	5,117		5,238
Total assets	$7,567	$7,878		$15,445
Liabilities and Stockholders’ Equity
Current Liabilities	$1,469	$170	(1)	$1,639
Notes Payable	4,225	—		4,225
	5,694	170		5,864

Redeemable Preferred Stock	—	5,358		5,358

Stockholders’ Equity:
Preferred Stock	—	5		5
Common Stock	21	—		21
Additional Paid In Capital	1,852	2,345		4,197
Total liabilities and stockholders’ equity	$7,567	$7,878		$15,445

(1)          Includes $150,000 investment banking fee to related parties payable on completion of Merger.

(3)                                  Notes Payable

Revolving Credit Facility-

The Company emerged from bankruptcy with a new $4,500,000 credit facility (the “Credit Facility”) effective September 1, 2002 upon consummation of the Plan with the completion of the Merger on August 30, 2002.  The Credit Facility, which was modified on May 19, 2003, bears interest at the current prevailing prime rate plus 2% and matures on December 31, 2003.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.  At September 30, 2003, $4,201,000 was outstanding under the Credit Facility and an additional $299,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain other covenants.  The Company was in compliance with these covenants as of September 30, 2003.

(4)                                  Stock Option Plan

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for the Company’s stock option plans. Previously the Company applied Accounting Principles Board’s Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted for the reorganized Company.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.  All outstanding stock options were cancelled in accordance with the Plan which was confirmed on May 20, 2002.

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period two years from the date certain contingency conditions are satisfied and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan and a total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan.  In February 2003, the Company granted options covering 455,000 common shares from the Stock Option Plan of which 299,000 shares were immediately exercisable. The remaining options for the grant of 156,000 shares were contingent upon achieving $500,000 EBITDA for the fiscal year ended June 30, 2003 which the Company did achieve.  These options vest 66 2/3% on June 30, 2004 and 33 1/3% on June 30, 2005.  The $8,000 cost of these options is being amortized over the vesting period described above.  The Company recognized $1,200 of compensation expense for options granted during the three month period ended September 30, 2003.  The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of September 30, 2003, no shares have been issued under the Incentive Plan.

The following table summarizes the stock option activity of the reorganized Company from the time it emerged from bankruptcy:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at August 30, 2002	—	—
Granted	455,000	$1.00
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2003	455,000	$1.00
Granted	—	—
Exercised	13,000	$1.00
Forfeited	—	—
Outstanding at September 30, 2003	442,000	$1.00

Exercisable at September 30, 2003	286,000	$1.00

(5)                                  Weighted Average Shares and Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“Statement No. 128”).  Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts.  Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities for the purchase of Common Stock were exercised.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The Company issued 2,079,948 shares of Common Stock upon consummation of the Plan and 500,042 shares of Series B Preferred Stock which is convertible at the option of the holders into 1,720,130 shares of the Company’s Common Stock.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended September 30, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended September 30, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$1,556,000	2,079,948	$0.75

Effect of preferred dividend-Series B	31,000	1,720,130

Diluted earnings per common share	$1,587,000	3,800,078	$0.42

Series A preferred shares have been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares.

Stock option grants of 442,000 have been excluded from the computation because they are antidilutive.

(6)                                  Investments in Marketable Securities

Marketable equity securities have been categorized as available-for-sale and carried at fair value.  Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.

As of September 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(7)	$—
Bonds	4,323	268	4,591

Total	$4,330	$261	$4,591

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)                                  Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended September 30, 2003

Net income	$1,587
Unrealized gain from available for sale securities	134

Comprehensive Income	$1,721

(8)                                  Subsequent Events

In October 2003 the Company provided financing for American IronHorse Motorcycle Company, Inc. (“AIMC”), a Texas corporation, in the amount of $1,000,000.  Dwayne A. Moyers, a director and officer of the Company, is a director and principal shareholder of AIMC.  The financing provides for interest to the Company at the rate of 12% per annum payable monthly and a management fee of $5,700 per week plus twenty-five (25) shares of common stock of AIMC for each hour worked by Robert W. Schleizer, a director and officer of the Company.  The Company received a $50,000 investment fee at the time the financing was provided and will receive an additional $50,000 investment fee at maturity or conversion of the note.  The Company has the right to convert the note into common stock in AIMC at a rate of one share for each $6.00 of principal and accrued interest converted, for a maximum of 166,667 shares.  The Company also received warrants to purchase 100,000 shares of AIMC common stock at $15.00 per share in connection with the financing.

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

In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

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

Pursuant to the Plan, the Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for release from indebtedness.  The Company also completed a merger with C/M Holdings, Inc., a Texas corporation (“CMHI”), whereby the equity holders of CMHI received two new classes of Preferred Stock, 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock.  The 500,042 shares of Series B Preferred Stock are convertible into 1,720,130 shares of Common Stock, or approximately 45% of the total Common Stock.  The Company also negotiated a Post-Confirmation Credit Facility with a Bank in the amount of $4,500,000.  Terms of the Plan are set forth in the Company’s Form 10-KSB for the year ended June 30, 2003.

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended September 30, 2003 and September 30, 2002 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002
Merchandise sales	66.6%	63.9%	66.9%
Pawn service charges	32.5	34.6	30.1
Other income	0.9	1.5	3.0
Total revenues	100.0	100.0	100.0
Cost of sales	53.8	43.5	48.3
Gross profit	46.2	56.5	51.7
Store operating expenses	30.5	36.3	32.3
Store contribution margin	15.7	20.2	19.4
Corporate administrative expenses (excluding gain on debt discharge (1)	12.9	13.6	16.0
Interest expense	3.2	3.4	2.7
Depreciation and amortization	2.2	2.6	1.7
Gain on sale of investments and other income	34.8	—	—
Net income (loss) before income taxes and extraordinary items	32.2%	0.6%	(1.0)%

(1)  Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenues increased 29.1% to $4,984,000 during the three months ended September 30, 2003 (the “Three Month 2004 Period”) as compared to $3,860,000 during the three months ended September 30, 2002 (the “Three Month 2003 Period”).  The overall increase was attributable primarily to increases in pawn service charges on car loans and increased jewelry scrap sales.  Stores that remained open for the full 12 months or more as of September 30, 2003 (the “Comparable Stores”) experienced a net increase in revenues of $1,085,000 or 28.3%.

Merchandise sales increased 32.4% to $3,321,000 during the Three Month 2004 Period from $2,508,000 during the Three Month 2003 Period primarily due to increased jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2004 Period increased $728,000 or 28.6%.

Pawn service charges increased $346,000 or 27.2% to $1,618,000 during the Three Month 2004 Period from $1,272,000 during the Three Month 2003 Period primarily due to increased pawn service charges on car loans for the Three Month 2004 Period.  Pawn service charges from Comparable Stores increased $329,000 or 25.9% for the Three Month 2004 Period as compared to the Three Month 2003 Period.

Gross profit increased 8.9% to $2,302,000 during the Three Month 2004 Period from $2,113,000 during the Three Month 2003 Period primarily due to increased pawn service charges on car loans and increased scrap jewelry sales.  Gross profit for Comparable Stores increased $183,000 for the Three Month 2004 Period as compared to the Three Month 2003 Period, an 8.8% increase.  Gross profit as a percentage of total revenues decreased to 46.2% during the Three Month 2004 Period as compared to 54.7% during the Three Month 2004 Period primarily as a result lower margins on merchandise sales due to more aggressive lending practices.

Store operating expenses increased to $1,518,000 for the Three Month 2004 Period from $1,345,000 during the Three Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 29.8% of total revenues during the Three Month 2004 Period compared to 35.1% of total revenues during the Three Month 2003 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to $784,000 from $768,000 during the Three Month 2004 Period compared to Three Month 2003 Period primarily due to increased pawn service charges on car loans, increased scrap jewelry sales offset in part by the lower gross profit on merchandise sales and costs attributable to two new stores.

Corporate administrative expenses increased 14.9% to $641,000 during the Three Month 2004 Period from $558,000 during the Three Month 2003 Period primarily due to costs related to additional personnel.  Corporate administrative expenses decreased to 12.9% of total revenues during the Three Month 2004 Period as compared to 20.7% during the Three Month 2003 Period.  Corporate administrative expenses did not increase at the same rate as revenues increased during the comparable period.

Interest expense increased $40,000 from $121,000 during the Three Month 2004 Period as compared to the Three Month 2003 Period primarily due to the reclassification of dividends as interest expense on preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

Interest and dividend income is the result of the Company's investments in marketable securities.

The Company also recognized a gain of $1,631,000 on the sale of securities during the Three Month 2004 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations and growth have been financed with funds provided by the Merger in conjunction with the Plan, bank borrowings and funds generated from operations.

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

The Company negotiated a post-confirmation credit facility with a Bank in the amount of $4,500,000 that matures on December 31, 2003 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”).  The Company also pledged additional collateral in the form of marketable securities totaling $1,200,000 to Comerica Bank.  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants.  The Company was in compliance with the requirements and covenants as of September 30, 2003.  During the Three Month Fiscal 2004 Period the Company paid fees associated with the Credit Facility totaling $18,000.

As of September 30, 2003 the Company’s sources of liquidity were $2,564,000 in cash and cash equivalents, $4,591,000 in marketable securities, $186,000 in trade accounts receivable, $576,000 in pawn service charges receivable, $5,250,000 in pawn loan receivables and $2,825,000 in inventories.  The Company also had $299,000 available under the Credit Facility.

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

The Company believes it has sufficient working capital to fund its current operations for Fiscal 2004.  The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to replace its existing Credit Facility with a new borrowing agreement.  The Company’s current lender, has indicated that it will renew the loan on terms that may or may not be acceptable to the Company.  Management is also in negotiations with several lenders to provide a new credit facility, but there are no assurances that a new facility can be arranged prior to the maturity date.  In the event a new credit facility is unavailable, the Company has sufficient working capital on hand as of September 30, 2003 to pay off the Credit Facility.

The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year.  Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share.  On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

ITEM 3.  CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS - None

ITEM 2.                             CHANGES IN SECURITIES - None

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

*                                    Filed herewith.

(b)                                  Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

November 18, 2003	By:	/s/ John R. Boudreau
John R. Boudreau, President and Chief Executive Officer

November 18, 2003	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002