Form 10QSB/A
period 2003-09-30
XPONENTIAL  INC
filed 2003-12-29
CIK 1048142

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Xponential, Inc. for the quarterly period ended September 30, 2003, as filed with the Commission on November 19, 2003 (the “Original Report”), is being filed to correct the following disclosures and typographical errors:

1.                                       In the Consolidated Balance Sheets on page 3 in Item 1 of Part 1 of the Original Report, Common Stock issued as of September 30, 2003 was amended to 2,092,948 shares.

2.                                       In the Consolidated Statement of Operations on page 4 in Item 1 of Part 1 of the Original Report, “Interest expense including preferred dividends of $67,000” was amended to “Interest expense including preferred dividends of $67”;

3.                                       In Note 1 of the Notes to Consolidated Financial Statements on page 6 in Item 1 of Part 1 of the Original Report, the number of stores owned and operated by the Company as of September 30, 2003, originally reported as 26, was changed to 27;

4.                                       In Note 1 of the Notes to Consolidated Financial Statements on page 7 in Item 1 of Part 1 of the Original Report, the Company reported that it “has reclassified its Preferred Stock – Series B as liabilities” which is changed to “Preferred Stock – Series A”;

5.                                       In Note 2 of the Notes to Consolidated Financial Statements on page 9 in Item 1 of Part 1 of the Original Report, the sentence “The Company has classified these securities as long term assets due to its intent to defer sale of these securities to offset gains on disposition with accumulated net operating losses” was deleted; and

6.                                       In Note 7 of the Notes to Consolidated Financial Statements on page 13 in Item 1 of Part 1 of the Original Report, an additional line for “Reclassification of realized gains previously recognized in comprehensive income” changing “Comprehensive Income” for the Three Month Period Ended September 30, 2003 from $1,721 to $90.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,564	$220
Accounts receivable	186	176
Pawn service charges receivable	576	503
Pawn loans	5,250	4,571
Inventories, net	2,825	2,540
Investments	4,591	7,725
Prepaid expenses and other current assets	213	245
Total current assets	16,205	15,980

Property and equipment, net	882	889
Intangible assets, net of amortization of $15 and $6 at September 30, 2003 and June 30, 2003, respectively	99	41
Other assets	95	107
Total assets	$17,281	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,094	$1,009
Current installments of notes payable	4,238	4,074
Total current liabilities	5,332	5,083
Long term liabilities
Notes payable – net of current portion	359	396
Redeemable Preferred Stock:
Preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2003 and June 30, 2003	5,358	5,358
Total long term liabilities	5,717	5,754

Total liabilities	11,049	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at September 30, 2003 and June 30, 2003	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,092,948 and 2,079,948 as of September 30, 2003 and June 30, 2003.	21	21
Additional paid-in capital	4,218	4,206
Retained earnings	1,748	190
Accumulated other comprehensive income	261	1,758
Less treasury stock, at cost; 13,000 common shares at September 30, 2003	(21)	—
Total stockholders’ equity	6,232	6,180
Total liabilities and stockholders’ equity	$17,281	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Reorganized Company	Predecessor	Reorganized Company
	Three Months Ended September 30, 2003	Two Months Ended August 31, 2002	One Month Ended September 30, 2002	Three Months Ended September 30, 2002

Revenues:
Merchandise sales	$3,321	$1,578	$930	$2,508
Pawn service charges	1,618	853	419	1,272
Other	45	38	42	80
Total revenues	4,984	2,469	1,391	3,860

Cost of sales	2,682	1,075	672	1,747
Gross profit	2,302	1,394	719	2,113

Expenses:
Store operating expenses	1,518	896	449	1,345
Corporate administrative expenses	641	336	222	558
Depreciation and amortization	111	63	23	86
Total expenses	2,270	1,295	694	1,989

Operating income/(loss)	32	99	25	124

Interest and dividend income	100	—	—	—
Interest expense including preferred dividends of $67 for the three months ended September 30, 2003	(161)	(83)	(38)	(121)
Gain on disposition of assets	3	—	—	—
Gain on sale of investments	1,631	—	—	—
Income tax provision	(18)	—	—	—
Reorganization expenses	—	(241)	—	(241)
Net income/(loss) before extraordinary items	1,587	(225)	(13)	(238)

Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Net income/(loss)	1,587	11,585	(13)	11,572
Preferred stock dividend requirement	(31)	—	(33)	(33)
Net income/(loss) allocable to common stockholders	$1,556	$11,585	$(46)	$11,539

Income (loss) per common share (note 5):
Basic
Continuing Operations	$0.75	$(0.09)	$(0.02)	$	*
Extraordinary Items	—	4.72	—		*
	$0.75	$4.63	$(0.02)	$	*
Diluted
Continuing Operations	$0.42	$(0.09)	$(0.02)	$	*
Extraordinary Items	—	4.72	—		*
	$0.42	$4.63	$(0.02)	$	*

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands)	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002	For the Three Months Ended September 30, 2002
Cash flows from operating activities:
Net income/ (loss)	$1,587	$11,585	$(13)	$11,572
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	111	63	23	86
Amortization of prepaid loan fees	—	—	—	—
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(1,631)	—	—	—
Unrealized gain on investments	—	—	175	175
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(10)	(24)	(33)	(57)
Pawn service charges receivable	(73)	(45)	(24)	(69)
Inventories, net	(285)	62	46	108
Prepaid expenses and other current assets	32	(3)	25	22
Accounts payable and accrued liabilities	85	(56)	(243)	(299)
Net cash provided by operating activities	(184)	(228)	(44)	(272)

Cash flows from investing activities:
Pawn loans made, net	(679)	(414)	(213)	(627)
Proceeds from sale of investments	5,400	—	—	—
Purchase of Investments	(2,131)	—	—	—
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(95)	—	(69)	(69)
Other assets	(55)	—	—	—
Net cash provided by (used in) investing activities	2,440	(414)	2,283	1,869

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	127	455	(370)	85
Sale of common stock	13	—	—	—
Purchase of treasury stock	(21)	—	—	—
Dividends paid	(31)	—	(33)	(11)
Net cash provided by (used in) financing activities	88	455	(403)	52
Net increase (decrease) in cash and cash equivalents	2,344	(187)	1,836	1,649
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$2,564	$190	$2,026	$2,026

Supplemental disclosures of cash flow information - Cash paid for interest	$142	$83	$60	$143

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

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of September 30, 2003, the Company owned and operated 27 stores located in Georgia, North Carolina, and South Carolina.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS 150”).  This statement was effective for interim periods after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and related dividends be charged to the Company’s statement of operations.  Accordingly, the Company has reclassified its Preferred Stock – Series A to liabilities.  Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders.  At September 30, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $5,358,000.  The related dividends that would have been reflected as interest expense for the three months ended September 30, 2002 was $22,000.  Subsequent to the adoption of SFAS 150, the Company has reflected $67,000 as interest expense for the three months ended September 30, 2003.

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

Series A preferred shares have been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares and are not dilutive.  Accordingly, dividends paid to the Series A preferred shareholders in the amount of $67,000 during the three months ended September 30, 2003 are not included in the computation of diluted earnings per share.

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

As of September 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(7)	$—
Bonds	4,323	268	4,591

Total	$4,330	$261	$4,591

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)                    Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended September 30, 2003

Net income	$1,587
Unrealized gain from available for sale securities	134
Reclassification of realized gains previously recognized in comprehensive income	(1,631)

Comprehensive Income	$90

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

	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002
Merchandise sales	66.6%	63.9%	66.9%
Pawn service charges	32.5	34.6	30.1
Other income	0.9	1.5	3.0
Total revenues	100.0	100.0	100.0
Cost of sales	53.8	43.5	48.3
Gross profit	46.2	56.5	51.7
Store operating expenses	30.5	36.3	32.3
Store contribution margin	15.7	20.2	19.4
Corporate administrative expenses (excluding gain on debt discharge (1)	12.9	13.6	16.0
Interest expense	3.2	3.4	2.7
Depreciation and amortization	2.3	2.6	1.7
Gain on sale of	34.8	—	—
Net loss	32.2%	0.6%	(1.0)%

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

Pawn service charges increased $346,000 or 27.2% to $1,618,000 during the Three Month 2004 Period from $1,272,000 during the Three Month 2003 Period primarily due to increased pawn service charges on car loans for the Three Month 2003 Period.  Pawn service charges from Comparable Stores increased $329,000 or 25.9% for the Three Month 2004 Period as compared to the Three Month 2003 Period.

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

Store operating expenses increased to $1,518,000 for the Three Month 2004 Period from $1,345,000 during the Three Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 29.8% of total revenues during the Three Month 2004 Period compared to 35.11% of total revenues during the Three Month 2003 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

Store contribution margin (defined as total store revenues less direct operating expenses, which exclude corporate administrative expenses, interest expense, and depreciation and amortization expense) increased to

$784,000 from $768,000 during the Three Month 2004 Period compared to Three Month 2003 Period primarily due to increased pawn service charges on car loans, increased scrap jewelry sales offset by the lower gross profit on merchandise sales and costs attributable to two new stores.

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

Interest and dividend income is the result of the Company’s investments in marketable securities.

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

XPONENTIAL, INC. (Registrant)

December 29, 2003	By:	/s/ John R. Boudreau
John R. Boudreau, President and Chief Executive Officer

December 29, 2003	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002