Form 10QSB
period 2003-12-31
XPONENTIAL  INC
filed 2004-02-17
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2003.

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

(678) 305-7211
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,322,922 shares of Common Stock, par value $0.01 per share, outstanding as of December 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003

Consolidated Statements of Operations for the Two Months Ended August 31, 2002, the Four Months Ended December 31, 2002, and the Six Months Ended December 31, 2002 and December 31, 2003

Consolidated Statements of Operations for the Three Months Ended December 31, 2002, and the Three Months Ended December 31, 2003

Consolidated Statements of Cash Flows for the Two Months Ended August 31, 2002, the Four Months Ended December 31, 2002, and the Six Months Ended December 31, 2002 and December 31, 2003

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,015	$220
Accounts receivable	338	176
Pawn service charges receivable	608	503
Pawn loans	5,535	4,571
Inventories, net	2,705	2,540
Investments – ($2,500 restricted; see note 3)	3,037	7,725
Prepaid expenses and other current assets	371	245
Total current assets	13,609	15,980

Property and equipment, net	977	889
Intangible assets, net of amortization of $20 and $6 at December 31, 2003 and June 30, 2003, respectively	95	41
Other investments (note 8)	2,613	—
Other assets	95	107
Total assets	$17,389	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$873	$1,009
Current installments of notes payable	3,921	4,074
Total current liabilities	4,794	5,083
Long term liabilities
Notes payable – net of current portion	327	396
Redeemable Preferred Stock:
Preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding at December 31, 2003 and June 30, 2003	5,358	5,358
Total long term liabilities	5,685	5,754

Total liabilities	10,479	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at December 31, 2003 and June 30, 2003	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,347,922 and 2,322,922 issued and outstanding, respectively as of December 31, 2003; and 2,079,948 issued and outstanding as of June 30, 2003.	23	21
Additional paid-in capital	4,488	4,206
Retained earnings	2,099	190
Accumulated other comprehensive income	335	1,758
Less treasury stock, at cost; 25,000 common shares at December 31, 2003	(40)	—
Total stockholders’ equity	6,910	6,180

Total liabilities and stockholders’ equity	$17,389	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Reorganized Company	Predecessor	Reorganized Company
	Six Months Ended December 31, 2003	Two Months Ended August 31, 2002	Four Months Ended December 31, 2002	Six Months Ended December 31, 2002

Revenues:
Merchandise sales	$7,301	$1,578	$4,204	$5,782
Pawn service charges and related fee income	3,415	891	1,896	2,787
Management advisory and related fee income	152	—	—	—
Total revenues	10,868	2,469	6,100	8,569

Expenses:
Cost of sales	5,983	1,075	3,053	4,128
Store operating expenses	3,101	896	1,786	2,682
Corporate administrative expenses	1,441	336	947	1,283
Depreciation and amortization	229	63	99	162
Total expenses	10,754	2,370	5,885	8,255

Operating income	114	99	215	314

Interest and dividend income	255	—	41	41
Interest expense including redeemable preferred stock dividends of $134,000 for the six months ended December 31, 2003	(325)	(83)	(107)	(190)
Gain (loss) on disposition of assets	(4)	—	5	5
Reorganization expenses	—	(241)	—	(241)
Gain on sale of investments	1,946	—	88	88
Net income (loss) before extraordinary items and taxes	1,986	(225)	242	17
Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Net income before taxes	1,986	11,585	242	11,827
Income tax provision	(18)	—	—	—
Net income	1,968	11,585	242	11,827
Preferred stock dividend requirement	(63)	—	(131)	(131)
Net income allocable to common stockholders	$1,905	$11,585	$111	$11,696

Income (loss) per common share (note 5):
Basic
Continuing Operations	$0.90	$(0.09)	$0.05	$	*
Extraordinary Items	—	4.72	—		*
	$0.90	$4.63	$0.05	$	*
Diluted
Continuing Operations	$0.51	$(0.09)	$0.04	$	*
Extraordinary Items	—	4.72	—		*
	$0.51	$4.63	$0.04	$	*

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Revenues:
Merchandise sales	$3,980	$3,274
Pawn service charges and related fee income	1,761	1,462
Management advisory and related fee income	143	—
Total revenues	5,884	4,736

Expenses:
Cost of sales	3,301	2,381
Store operating expenses	1,583	1,336
Corporate administrative expenses	800	720
Depreciation and amortization	118	76
Total expenses	5,802	4,513

Operating income	82	223

Interest and dividend income	155	14
Interest expense including redeemable preferred stock dividends of $67,000 for the three months ended December 31, 2003	(164)	(69)
Gain (loss) on disposition of assets	(7)	—
Gain on sale of investments	315	88
Net income before income taxes and extraordinary items	381	256

Income tax provision	—	—
Net income	381	256

Preferred stock dividend requirement	(31)	(98)

Net income allocable to common stockholders	$350	$158

Income per common share (note 5):
Basic
Continuing Operations	$0.16	$0.08
Extraordinary Items	—	—
	$0.16	$0.08
Diluted
Continuing Operations	$0.10	$0.05
Extraordinary Items	—	—
	$0.10	$0.05

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands)	For the Six Months Ended December 31, 2003	For the Two Months Ended August 31, 2002	For the Four Months Ended December 31, 2002	For the Six Months Ended December 31, 2002
Cash flows from operating activities:
Net income	$1,968	$11,585	$242	$11,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	229	63	99	162
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(1,946)	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(162)	(24)	(19)	(43)
Net decrease (increase) in pawn service charges receivable	(105)	(45)	(70)	(115)
Inventories, net	(165)	62	158	220
Prepaid expenses and other current assets	(168)	(3)	(67)	(70)
Accounts payable and accrued liabilities	(136)	(56)	(70)	(126)
Net cash (used in) provided by operating activities	(485)	(228)	273	45

Cash flows from investing activities:
Pawn loans made, net	(964)	(414)	(640)	(1,054)
Proceeds from sale of investments	7,809	—	—	—
Purchase of investments	(5,205)	—	(220)	(220)
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(317)	—	(164)	(164)
Net cash provided by (used in) investing activities	1,323	(414)	1,541	1,127

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	(222)	455	(562)	(107)
Sale of common stock	282	—	—	—
Purchase of treasury stock	(40)	—	—	—
Dividends paid	(63)	—	(131)	(131)
Net cash provided by (used in) financing activities	(43)	455	(693)	(238)
Net increase (decrease) in cash and cash equivalents	795	(187)	1,121	934
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$1,015	$190	$1,311	$1,311

Supplemental disclosures of cash flow information -
Cash paid for interest	$288	$83	$102	$185

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

The Board of Directors of the Company determined in May 2002 that it was in the Company’s best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company’s post bankruptcy operating results. The results of operations for the interim periods ended December 31, 2003 and December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB which has been previously filed with the Securities and Exchange Commission.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of December 31, 2003, the Company owned and operated 27 stores located in Georgia, North Carolina, and South Carolina.

On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11.  The Company operated as debtor in possession throughout the bankruptcy proceedings.  The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the “Plan”).  A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by order of the Bankruptcy Court as of that date (“Confirmation Date”).  The Plan became effective on May 31, 2002 (the “Effective Date”).

The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger (the “Merger”) with C/M Holdings, Inc. (“CMHI”).  The reorganized Company adopted fresh start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002, including recognition of certain reorganization expenses associated with the Merger in the Company’s Statement of Operations for the two months ended August 31, 2002.

Fresh start reporting as set forth in SOP 90-7 required that the reorganized Company restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization.  In so restating, SOP 90-7 required the reorganized Company to allocate its reorganization value to its assets based upon their estimated fair value.  Each liability existing on the Confirmation Date is to be stated at the present value of amounts to be paid, determined using an appropriate discount rate.

The fresh start reporting reorganization value of approximately $7.6 million resulted in a net value of approximately $1.9 million to the new common equity holders after allowance for post confirmation liabilities of the reorganized Company of $5.7 million.  The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounted cash flow, book value multiples of comparable companies in its industry, net realizable value of  asset sales and other applicable methods.  The calculated reorganization value was based on estimates and assumptions about circumstances in a relatively high-risk investment scenario that have not yet taken place in which there are significant economic and competitive uncertainties beyond the control of the reorganized Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). This statement was effective for interim periods after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and related  dividends be charged to the Company’s statement of operations.  Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders. At December 31, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $5,358,000.  The related dividends that would have been reflected as interest expense for the three months and six months ended December 31, 2002 were $67,000 and  $89,000.  Subsequent to the adoption of SFAS 150, the Company has reflected $67,000 and $134,000 as interest expense for the three months and six months ended December 31, 2003, respectively.

(2)       Plan of Reorganization – Fresh Start Accounting

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

The Bankruptcy Court confirmed the Plan on May 20, 2002 with an Effective Date of May 31, 2002.  The consummation of the Plan was contingent on several material events, including consummation of the Merger which occurred on August 30, 2002 and was reported as a material business combination.

The Company acquired 100 percent of the outstanding common stock of CMHI on August 30, 2002.  The results of CMHI’s operations have been included in the financial statements since the date of the Merger.

The Company’s reorganization value, computed immediately before the Merger, was $7,567,000.

The Company adopted fresh start reporting because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity (all pre-confirmation equity interests were cancelled), and the reorganization value was less than the postpetition liabilities and allowed claims, as shown below.

The reorganization value was determined in consideration of several factors and by reliance on various valuation methods including discounting cash flow, book value multiples of comparable companies in the Company’s industry, net realizable value of asset sales and other applicable methods.  The Company assigned no value to its net operating loss carryovers in the calculation of its reorganization value due to the lack of certainty of utilizing the net operating losses based on historical operating results and the potential limitations on use resulting from the Plan.

(in thousands)
Postpetition current liabilities	$5,145
Liabilities deferred pursuant to the Plan	700
Liabilities exchanged for equity in the reorganized Company	11,810
Total postpetition liabilities and allowed claims	17,655
Reorganization value	7,567
Excess of liabilities over reorganization value	$10,088

After consideration of the Company’s debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company’s organization capital structure prior to the Merger was as follows:

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

The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger:

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

(3)       Notes Payable

Revolving Credit Facility-

The Company negotiated a post-confirmation credit facility with Comerica Bank (the “Bank”) in the amount of $4,000,000 that matures on June 30, 2004 and bears interest at 9% per annum (the “Credit Facility”), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.  The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000. At December 31, 2003, $3,853,000 was outstanding under the Credit Facility and an additional $147,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain other covenants.  The Company was in compliance with these covenants as of December 31, 2003.  The Company paid fees associated with the Credit Facility totaling $80,000 in the first two quarters of Fiscal 2004, defined as its fiscal year ended June 30, 2004.

(4)       Stock Option Plan

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for the Company’s stock option plans. Previously the Company applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted by the reorganized Company.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.  All outstanding stock options were cancelled in accordance with the Plan, which was confirmed on May 20, 2002.

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period two years from the date certain contingency conditions are satisfied and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan and a total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan.  In February 2003, the Company granted options covering 455,000 common shares under the Stock Option Plan, of which 299,000 shares were immediately exercisable. The remaining options for the grant of 156,000 shares were contingent upon achieving $500,000 EBITDA for the fiscal year ended June 30, 2003 which the Company did achieve.  These options vest 66 2/3% on June 30, 2004 and 33 1/3% on June 30, 2005.  The $8,000 cost of these options is being amortized over the vesting period described above.   The Company recognized $1,200 and $2,400 of compensation expense for options granted during the three month and six month periods ended December 31, 2003, respectively.  The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions at book value at the time of the contribution which will change to a discount of market value once the Company’s common stock is publicly traded.  As of December 31, 2003, 18,914 shares have been issued under the Incentive Plan.

The following table summarizes the stock option activity of the reorganized Company from the time it emerged from bankruptcy:

	Number of Options	Exercise Price	Weighted Average Price
Outstanding at August 30, 2002	—	—	—
Granted	455,000	$1.00	$1.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2003	455,000	$1.00	$1.00
Granted	30,000	$1.60	$1.60
Exercised	249,000	$1.00	$1.00
Forfeited	—	—	—
Outstanding at December 31, 2003	236,000		$1.08
Exercisable at December 31, 2003	80,000		$1.23

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended December 31, 2003 and 2002, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$350,000	2,160,939	$0.16

Effect of conversion of preferred stock - Series B	31,000	1,720,130

Diluted earnings per common share	$381,000	3,881,069	$0.10

For the Three Months Ended December 31, 2002	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$158,000	2,079,948	$0.08

Effect of conversion of preferred stock - Series B	31,000	1,720,130

Diluted earnings per common share	$189,000	3,800,078	$0.05

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the six months ended December 31, 2003 and for the four months ended December 31, 2002, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Six Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$1,905,000	2,120,444	$0.90

Effect of conversion of preferred stock - Series B	63,000	1,720,130

Diluted earnings per common share	$1,968,000	3,840,574	$0.51

For the Four Months Ended December 31, 2002	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$111,000	2,079,948	$0.05

Effect of conversion of preferred stock - Series B	43,000	1,720,130

Diluted earnings per common share	$154,000	3,800,078	$0.04

All stock options outstanding have been excluded from the computation because they are antidilutive.

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

As of December 31, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	2,695	341	3,036

Total	$2,702	$335	$3,037

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)       Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended December 31, 2003	For the Six Month Period Ended December 31, 2003

Net income	$381	$1,968
Unrealized gain from available for sale securities	389	523
Reclassification of realized gains previously recognized in comprehensive income	(315)	(1,946)

Comprehensive Income	$455	$545

(8)       Other Investments

In October 2003 the Company provided financing for American IronHorse Motorcycle Company, Inc. (“AIMC”), a Texas corporation, in the amount of $1,000,000.  The financing provides for interest to the Company at the rate of 12% per annum payable monthly.  The Company received a $50,000 investment fee at the time the financing was provided and is entitled to receive an additional $50,000 investment fee upon conversion of the note.  The Company exercised its right to convert the note into 166,666 common shares (one share for each $6.00 of principal converted) in January 2004.  The Company has classified the note receivable from AIMC as a long term investment because the holding period of the investment is expected to exceed one year. The Company also received warrants to purchase 100,000 shares of AIMC common stock at $15.00 per share in connection with the financing.  Dwayne A. Moyers, a director and officer of the Company, is a director and principal shareholder of AIMC.  Additionally, John R. Boudreau and Robert W. Schleizer, each a director and officer of the Company, are serving as interim President and Chief Financial Officer and Secretary, respectively, pursuant to a Management Agreement between Xponential Advisors, Inc., a wholly-owned subsidiary of the Company, and AIMC.  For the services of Messrs. Boudreau and Schleizer, Xponential Advisors, Inc. receives a management fee of $5,700 per week plus 25 shares of common stock of AIMC for each hour worked by Robert W. Schleizer, up to a maximum of 24 hours per week.

In December 2003, the Company participated in the AIMC rights offering by purchasing 3,000 shares of AIMC common stock under its basic subscription rights for $6.00 per share, totaling $18,000, and 222,000 shares of AIMC common stock under the over subscription rights for $6.00 per share, totaling $1,332,000.  After conversion of its $1,000,000 note and the purchase of shares noted herein, the Company’s ownership interest in AIMC, combined with that of its wholly-owned subsidiary, Xponential Advisors, Inc., increased to approximately 9.08% of AIMC common stock.

(9)       Subsequent Events

In January 2004, the Company filed a Registration Statement on Form SB-2 offering $20,000,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014.  The net proceeds of the offering will be utilized to pay down the Company’s existing line of credit, for acquisitions, and for working capital purposes.

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

The Company also provides management advisory services in conjunction with financing and investments provided to other companies.  In October 2003 the Company provided financing for American IronHorse Motorcycle Company, Inc. (“AIMC”), a Texas corporation, in the amount of $1,000,000.  The financing provides for interest to the Company at the rate of 12% per annum payable monthly.  On January 30, 2004 Xponential converted the entire principal amount of the note into 166,666 shares of Common Stock of the Company.  The Company received a $50,000 investment fee at the time the financing was provided and is entitled to receive an additional $50,000 investment fee at maturity or conversion of the note.  Dwayne A. Moyers, a director and officer of the Company, is a director and principal shareholder of AIMC.  John R. Boudreau, a director and officer of the Company, is serving as interim President of AIMC, and Robert W. Schleizer, a director and officer of the Company, is serving as the Chief Financial Officer and Secretary of AIMC, pursuant to a management agreement between Xponential Advisors, Inc. and AIMC.  For the services of Messrs. Boudreau and Schleizer, Xponential Advisors, Inc. receives a management fee of $5,700 per week plus 25 shares of common stock of AIMC for each hour worked by Mr. Schleizer, up to a maximum of 24 hours per week.

The Company’s total revenues are derived primarily from service charges on loans, proceeds from the sales of merchandise inventory and management and investment fees. The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period.  All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans.  During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral.  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.

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

Pursuant to the Plan, the Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for release from indebtedness.  The Company also completed a merger with C/M Holdings, Inc., a Texas corporation (“CMHI”), whereby the equity holders of CMHI received two new classes of Preferred Stock, 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock.  The 500,042 shares of Series B Preferred Stock are convertible into 1,720,130 shares of Common Stock, or approximately 45% of the total Common Stock.  The Company also negotiated a post-confirmation credit facility with a bank in the original amount of $4,500,000 (which has subsequently been reduced to $4,000,000).  Terms of the Plan are set forth in the Company’s Form 10-KSB for the year ended June 30, 2003.

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended December 31, 2003 and December 31, 2002 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

	For the Six Months Ended December 31, 2003	For the Six Months Ended December 31, 2002

Merchandise sales	67.2%	67.5%
Pawn service charges and related fee income	31.4	32.5
Management advisory and related fee Income	1.4	—
Total revenues	100.0	100.0

Cost of sales	55.1	48.2
Store operating expenses	28.5	31.3
Corporate administrative expenses (excluding gain on debt discharge) (1)	13.3	15.0
Depreciation and amortization	2.1	1.9
Total Expenses	99.0	96.4
Operating Income	1.0	3.6
Interest and dividend income	2.3	0.5
Interest expense (2)	(3.0)	(2.2)
Gain on disposition of assets	—	0.1
Gain on sale of investments	17.9	1.0
Income tax provision	(0.2)	—
Net income	18.0%	3.0%

(1)	Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.
(2)

Interest expense for the Six Month Period Ended December 31, 2003 includes $134,000 of dividends on redeemable preferred stock in accordance with SFAS 150.  Dividends paid on redeemable preferred stock prior to the June 15, 2003 effective date of SFAS 150, which includes the $89,000 and $89,000 for the Four Month and Six Month Periods ended December 31, 2002, respectively, were not reclassified as interest expense.

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002
Merchandise sales	67.6%	69.1%
Pawn service charges and related fees	29.9	30.9
Management advisory and related fee income	2.4	—
Total revenues	100.0	100.0

Cost of sales	56.1	50.3
Store operating expenses	26.9	28.2
Corporate administrative expenses (excluding gain on debt discharge) (1)	13.6	15.2
Depreciation and amortization	2.0	1.6
Total Expenses	98.6	95.3
Operating Income	1.4	4.7
Interest and dividend income	2.6	0.3
Interest expense	(2.8)	(1.5)
(Loss) on disposition of assets	(0.1)	—
Gain on sale of investments	5.4	1.9
Net income (loss	6.5%	5.4%

(1)  Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.

(2) Interest expense for the Three Month Period Ended December 31, 2003 includes $68,000 of dividends on redeemable preferred stock in accordance with SFAS 150.  Dividends paid on redeemable preferred stock prior to the June 15, 2003 effective date of SFAS 150, which includes the $68,000 for the Three Month Period ended December 31, 2002, were not reclassified as interest expense.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Total revenues increased 23.9% to $10,868,000 during the six months ended December 31, 2003 (the “Six Month 2004 Period”) as compared to $8,569,000 during the six months ended December 31, 2002 (the “Six Month 2003 Period”).  The overall increase was attributable primarily to increases in pawn service charges on car loans, more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Stores that remained open for the full 12 months or more as of December 31, 2003 (the “Comparable Stores”) experienced a net increase in revenues of $2,045,000 or 23.9%.

Merchandise sales increased 26.3% to $7,301,000 during the Six Month 2004 Period from $5,782,000 during the Six Month 2003 Period primarily due to more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Sales in Comparable Stores for the Six Month 2004 Period increased $1,277,000 or 21.7%.

Pawn service charges and related fee income increased $628,000 or 22.5% to $3,415,000 during the Six Month 2004 Period from $2,787,000 during the Six Month 2003 Period primarily due to increased pawn service charges on car loans for the Six Month 2004 Period.  Pawn service charges from Comparable Stores increased $626,000 or 23.5% for the Six Month 2004 Period as compared to the Six Month 2003 Period.

The Company earned management and investments fees totaling $152,000 during the Six Month 2004 Period related to financing provided to AIMC.

Cost of sales increased 44.9% to $5,983,000 during the Six Month 2004 Period from $4,128,000 during the Six Month 2003 Period primarily due to increased sales and to higher product costs resulting from a combination of discounting sales prices and an increase in the Company’s title pawn business.  Cost of sales as a percentage of merchandise sales increased to 81.9% from 74.2% for the Six Month 2004 Period as compared to the Six Month 2003 Period. The Company experienced losses on car sales of $518,000 during the Six Month 2004 Period as compared to $75,000  during the Six Month 2003 Period. The increase in losses on car sales is primarily due to the increased repossessions related to the 232% increase in car loans from the prior year comparable period. Excluding the effect of car sales, the Company’s cost of sales for the Six Month 2004 Period were 73.7% as compared to 68.5% during the Six Month 2003 Period.

Store operating expenses increased to $3,101,000 for the Six Month 2004 Period from $2,682,000 during the Six Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.   On a Comparable Store basis, store operating expenses were 28.5% of total revenues during the Six Month 2004 Period compared to 31.3% of total revenues during the Six Month 2003 Period.

Corporate administrative expenses increased 12.3% to $1,441,000 during the Six Month 2004 Period from $1,283,000 during the Six Month 2003 Period primarily due to costs related to additional personnel.  Corporate administrative expenses decreased to 13.3% of total revenues during the Six Month 2004 Period as compared to 15.0% during the Six Month 2003 Period.

Interest expense increased $135,000 from $190,000 during the Six Month 2004 Period as compared to the Six Month 2003 Period primarily due to the reclassification of dividends as interest expense on preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

The Company also recognized a gain of $1,946,000 on the sale of securities during the Six Month 2004 Period primarily due to the sale of its holdings in Sanders Morris Holdings Group, Inc. for approximately $5,000,000 in July 2003 which resulted in a $1,632,000 gain.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Total revenues increased 24.2% to $5,884,000 during the three months ended December 31, 2003 (the “Three Month 2004 Period”) as compared to $4,736,000 during the three months ended December 31, 2002 (the “Three Month 2003 Period”).  The overall increase was attributable primarily to increases in pawn service charges on car loans, more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Stores that remained open for the full 12 months or more as of December 31, 2003 (the “Comparable Stores”) experienced a net increase in revenues of $960,000 or 20.3%.

Merchandise sales increased 21.6% to $3,980,000 during the Three Month 2004 Period from $3,274,000 during the Three Month 2003 Period primarily due to more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2004 Period increased $602,000 or 18.4%.

Pawn service charges increased $299,000 or 20.5% to $1,761,000 during the Three Month 2004 Period from $1,462,000 during the Three Month 2003 Period primarily due to increased pawn service charges on car loans for the Three Month 2004 Period.  Pawn service charges from Comparable Stores increased $297,000 or 21.3% for the Three Month 2004 Period as compared to the Three Month 2003 Period.

The Company earned management and investments fees totaling $143,000 during the Three Month 2004 Period related to financing provided to AIMC.

Cost of sales increased 38.6% to $3,301,000 during the Six Month 2004 Period from $2,381,000 during the Six Month 2003 Period primarily due to increased sales and to higher product costs resulting from a combination of discounting sales prices and an increase in the Company’s title pawn business.  Cost of sales as a percentage of merchandise sales increased to 82.9% from 72.7% for the Six Month 2004 Period as compared to the Six Month 2003 Period. The Company experienced losses on car sales of $289,000 during the Three Month 2004 Period as compared to $40,000 during the Three Month 2003 Period. The increase in losses on car sales is primarily due to the increased repossessions related to the 232% increase in car loans from the prior year comparable period. Excluding the effect of car sales, the Company’s cost of sales for the Three Month 2004 Period were 74.2% as compared to 69.8% during the Three Month 2003 Period.

Store operating expenses increased to $1,583,000 for the Three Month 2004 Period from $1,336,000 during the Three Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.   On a Comparable Store basis, store operating expenses were 26.6% of total revenues during the Three Month 2004 Period compared to 28.2% of total revenues during the Three

Month 2003 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

Corporate administrative expenses increased 11.1% to $800,000 during the Three Month 2004 Period from $720,000 during the Three Month 2003 Period primarily due to costs related to additional personnel.  Corporate administrative expenses decreased to 13.6% of total revenues during the Three Month 2004 Period as compared to 15.2% during the Three Month 2003 Period.  Corporate administrative expenses did not increase at the same rate as revenues increased during the comparable period.

Interest expense increased $95,000 from $69,000 during the Three Month 2004 Period as compared to the Three Month 2003 Period primarily due to the reclassification of dividends as interest expense on preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

The Company also recognized a gain of $315,000 on the sale of securities during the Three Month 2004 Period.

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

The Company negotiated a post-confirmation credit facility with Comerica Bank (the “Bank”) in the amount of $4,000,000 that matures on June 30, 2004 and bears interest at 9% per annum (the “Credit Facility”), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company.  The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000. At December 31, 2003, $3,853,000 was outstanding under the Credit Facility and an additional $147,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain other covenants.  The Company was in compliance with these covenants as of December 31, 2003.   During the Six Month Fiscal 2004 Period the Company paid fees associated with the Credit Facility totaling $80,000.

As of December 31, 2003 the Company’s sources of liquidity were $1,015,000 in cash and cash equivalents, $537,000 in marketable securities, $338,000 in trade accounts receivable, $608,000 in pawn service charges receivable, $5,535,000 in pawn loan receivables and $2,705,000 in inventories.

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

The Company believes it has sufficient working capital to fund its current operations for the fiscal year ended June 30, 2004.  The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to replace its existing Credit Facility with a new borrowing agreement.  The Company’s current lender has indicated that it will not renew the loan on terms acceptable to the Company.  In the event a new credit facility is unavailable, the Company has sufficient working capital on hand as of December 31, 2003 to pay off the Credit Facility.

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

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

On January 26, 2004, the Company filed a Registration Statement on Form SB-2 offering $20,000,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014.

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

XPONENTIAL, INC. (Registrant)

February 16, 2004	By:	/s/ John R. Boudreau
John R. Boudreau, President and Chief
Executive Officer

February 16, 2004	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002