Form 10QSB
period 2004-03-31
XPONENTIAL  INC
filed 2004-05-17
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004.

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

(678) 305-7211

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,322,862 shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003

Consolidated Statements of Operations for the Nine Months Ended March 31, 2004, the Two Months Ended August 31, 2002, the Seven Months and Nine Months Ended March 31, 2003 and the Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2004, the Two Months Ended August 31, 2002, and the Seven Months and Nine Months Ended March 31, 2003

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$800	$220
Accounts receivable	67	176
Pawn service charges receivable	483	503
Pawn loans	4,386	4,571
Inventories, net	2,740	2,540
Investments, including $2,500 pledged to secure notes payable	3,293	7,725
Prepaid expenses and other current assets	309	245
Total current assets	12,078	15,980

Property and equipment, net	903	889
Intangible assets, net of amortization of $33 and $6 at March 31, 2004 and June 30, 2003, respectively	46	41
Investment in AIMC (note 8)	2,725	—
Other assets	221	107
Total assets	$15,973	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$655	$1,009
Current installments of notes payable	3,108	4,074
Total current liabilities	3,763	5,083
Long term liabilities
Notes payable – net of current portion	298	396
Redeemable Preferred Stock:
Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at March 31, 2004 and June 30, 2003	5,358	5,358
Total long term liabilities	5,656	5,754

Total liabilities	9,419	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued.	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,322,862 and 2,079,948 issued and outstanding. March 31, 2004 and June 30, 2003, respectively	23	21
Additional paid-in capital	5,083	4,206
Retained earnings	1,236	190
Accumulated other comprehensive income	247	1,758
Less treasury stock, at cost; 25,000 common shares at March 31, 2004	(40)	—
Total stockholders’ equity	6,554	6,180

Total liabilities and stockholders’ equity	$15,973	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Reorganized Company	Predecessor	Reorganized Company
	Nine Months Ended March 31, 2004	Two Months Ended August 31, 2002	Seven Months Ended March 31, 2003	Nine Months Ended March 31, 2003
Revenues:
Merchandise sales	$10,715	$1,578	$7,497	$9,075
Pawn service charges and related fee income	5,102	891	3,196	4,087
Management advisory and related fee income	301	—	—	—
Total revenues	16,118	2,469	10,693	13,162

Expenses:
Cost of sales	8,936	1,075	5,342	6,417
Store operating expenses	4,680	896	3,168	4,064
Corporate administrative expenses	2,217	336	1,816	2,152
Depreciation and amortization	355	63	171	234
Total expenses	16,188	2,370	10,497	12,867

Operating income (loss)	(70)	99	196	295

Interest and dividend income	319	—	95	95
Interest expense including redeemable preferred stock dividends of $201 for the nine months ended March 31, 2004	(523)	(83)	(176)	(259)
Gain on disposition of assets	5	—	6	6
Reorganization expenses	—	(241)	—	(241)
Gain on sale of investments	2,018	—	631	631
Net income (loss) before extraordinary items and income taxes	1,749	(225)	752	527
Income tax provision	613	—	—	—
Net income (loss) before extraordinary item	1,136	225	752	527
Extraordinary item:
Gain on debt discharge	—	11,810	—	11,810
Net income	1,136	11,585	752	12,337
Preferred stock dividend requirement	(94)	—	(229)	(229)
Net income allocable to common stockholders	$1,042	$11,585	$523	$12,108

Income (loss) per common share (note 5):
Basic
Continuing operations	$0.45	$(0.09)	$0.25	$	*
Extraordinary item	—	4.72	—		*
	$0.45	$4.63	$0.25	$	*
Diluted
Continuing operations	$0.28	$(0.09)	$0.16	$	*
Extraordinary item	—	4.72			*
	$0.28	$4.63	$0.16	$	*

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Revenues:
Merchandise sales	$3,414	$3,203
Pawn service charges and related fee income	1,687	1,388
Management advisory and related fee income	149	—
Total revenues	5,250	4,591

Expenses:
Cost of sales	2,953	2,288
Store operating expenses	1,579	1,386
Corporate administrative expenses	776	868
Depreciation and amortization	126	73
Total expenses	5,434	4,615

Operating (loss)	(184)	(24)

Interest and dividend income	64	53
Interest expense including redeemable preferred stock dividends of $67 for the three months ended March 31, 2004	(198)	(69)
Gain on disposition of assets	9	—
Gain on sale of investments	72	543
Net income (loss) before income taxes	(237)	503
Income tax (benefit)	(81)	—
Net income (loss)	(156)	503

Preferred stock dividend requirement	(31)	(98)
Net income (loss) allocable to common stockholders	$(187)	$405

Income (loss) per common share (note 5):
Basic
Continuing operations	$(0.07)	$0.19

Diluted
Continuing operations	$(0.07)	$0.11

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Reorganized Company	Predecessor	Reorganized Company
	For the Nine Months Ended March 31, 2004	For the Two Months Ended August 31, 2002	For the Seven Months Ended March 31, 2003	For the Nine Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$1,136	$11,585	$752	$12,337
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	355	63	171	234
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(2,018)	—	—	—
Income tax expense	595	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	109	(24)	8	(16)
Net decrease (increase) in pawn loans
Inventories, net	(200)	62	440	502
Prepaid expenses and other current assets	(182)	(3)	25	22
Accounts payable and accrued liabilities	(354)	(56)	132	76
Net cash (used in) provided by operating activities	(559)	(183)	1,528	1,345

Cash flows from investing activities:
Pawn loans made, net	205	(459)	(233)	(692)
Proceeds from sale of investments	8,200	—	871	871
Purchase of investments	(6,010)	—	—	—
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(338)	—	(304)	(304)
Net cash provided by (used in) investing activities	2,057	(459)	2,899	2,440

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	(1,065)	455	(2,415)	(1,960)
Sale of common stock	281	—	—	—
Purchase of treasury stock	(40)	—	—	—
Dividends paid	(94)	—	(229)	(229)
Net cash provided by (used in) financing activities	(918)	455	(2,644)	(2,189)
Net increase (decrease) in cash and cash equivalents	580	(187)	1,783	1,596
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$800	$190	$1,973	$1,973

Supplemental disclosures of cash flow information -
Cash paid for interest	$152	$83	$164	$247

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

The Board of Directors of the Company determined in May 2002 that it was in the Company’s best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company’s post-bankruptcy operating results. The results of operations for the interim periods ended March 31, 2004 and March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB which has been previously filed with the Securities and Exchange Commission.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of March 31, 2004, the Company owned and operated 27 stores in Georgia, North Carolina, and South Carolina.  The South Carolina store is scheduled to close in July 2004.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement was effective for interim periods after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and related dividends be charged to the Company’s statement of operations.  Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders. At March 31, 2004, the carrying value of the Company’s mandatorily redeemable preferred stock was $5,358,000.  The related dividends that would have been reflected as interest expense for the three months and seven months ended March 31, 2003 were $67,000 and $156,000, respectively.  Subsequent to the adoption of SFAS 150, the Company has reflected $67,000 and $201,000 as interest expense for the three months and nine months ended March 31, 2004, respectively.

(2)       Plan of Reorganization - Fresh-Start Accounting

Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred stockholders and interests of any holders of options and warrants.  The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for release of indebtedness and in connection with the Merger of the Company with CMHI, which is owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company, issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI.  At the time of the Merger with CMHI, CMHI did not have any business operations and principally held investments.

The Company is paying the prepetition priority tax claims over a six year period from the assessment date with interest at 7% per annum in quarterly installments of approximately $35,000 in accordance with the Plan.

The Bankruptcy Court confirmed the Plan on May 20, 2002 with an Effective Date of May 31, 2002.  The consummation of the Plan was contingent on several material events including consummation of the Merger which occurred on August 30, 2002 which was reported as a material business combination.

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

The following table summarizes the estimated value of the acquired assets and liabilities assumed at the date of the Merger.

At August 30, 2002
(in thousands)
Current assets	$2,725
Property and equipment, net	36
Other assets and marketable securities	5,117
Total assets acquired	7,878
Total liabilities assumed	20
Net assets acquired	$7,858

Of the $5.1 million in other assets, $5.0 million are investments in marketable securities.

The following is a condensed consolidated balance sheet August 30, 2002 (unaudited), which reflects the Merger:

(in thousands)	Xponential, Inc. Reorganized Balance Sheet Prior to Merger	CMHI Assets Acquired and Liabilities Assumed as of August 30, 2002		Reorganized Balance Sheet After Merger
Assets
Current assets	$6,772	$2,725		$9,497
Property and equipment, net	674	36		710
Other assets	121	5,117		5,238
Total assets	$7,567	$7,878		$15,445
Liabilities and Stockholders’ Equity
Current Liabilities	$1,469	$170	(1)	$1,639
Notes Payable	4,225	—		4,225
	5,694	170		5,864

Redeemable Preferred Stock	—	5,358		5,358

Stockholders’ Equity:
Preferred Stock	—	5		5
Common Stock	21	—		21
Additional Paid In Capital	1,852	2,345		4,197
Total liabilities and stockholders’ equity	$7,567	$7,878		$15,445

(1)   Includes $150,000 investment banking fee to related parties payable on completion of Merger.

(3)       Notes Payable

Revolving Credit Facility-

The Company and its wholly-owned subsidiary, PawnMart, Inc. (“PawnMart”) currently have a credit facility with Comerica Bank (the “Bank”) in the amount of $4,000,000 that matures on June 30, 2004 and bears interest at 9% per annum (the “Credit Facility”), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company and PawnMart.  The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000. At March 31, 2004, $2,955,000 was outstanding under the Credit Facility and an additional $845,000 was available pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company and PawnMart are required to maintain certain financial ratios and to comply with certain other covenants.  The Company and PawnMart paid fees associated with the Credit Facility totaling $80,000 during the nine months ended March 31, 2004.

In April 2004, PawnMart entered into a commitment agreement for a $4,500,000 senior credit facility with First Capital Corporation. (the “Senior Credit Facility”) to replace the current Credit Facility with Comerica Bank on more favorable terms.  The Senior Credit Facility will mature three years from closing and will bear interest at a rate of the prevailing prime rate plus 2%.  The Company paid a fee of $15,000 in connection with the commitment. Although the Company anticipates that the transaction with First Capital Corporation will be completed, there can be no assurance that the Senior Credit Facility will be funded.

(4)       Stock Option Plan

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for the Company’s stock option plans. Previously the Company applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted for the reorganized Company.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.  All stock options outstanding on the Confirmation Date were cancelled in accordance with the Plan.

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period two years from the date certain contingency conditions are satisfied and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan and a total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan.  In February 2003, the Company granted options covering 455,000 common shares from the Stock Option Plan of which 299,000 shares were immediately exercisable. The remaining options for the grant of 156,000 shares were contingent upon achieving $500,000 EBITDA for the fiscal year ended June 30, 2003, which the Company achieved.  These options vest 2/3rds on June 30, 2004 and 1/3rd on June 30, 2005.  The $8,000 cost of these options is being amortized over the vesting period described above.  The Company recognized $1,200 and $3,700 of compensation expense for options granted during the three month and nine month periods ended March 31, 2004, respectively.

The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions.  As of March 31, 2004, 18,914 shares have been issued under the Incentive Plan.  The following table summarizes the stock option activity of the reorganized Company from the time it emerged from bankruptcy:

	Number of Options	Exercise Price	Weighted Average Price
Outstanding at June 30, 2003	455,000	$1.00	$1.00
Granted	30,000	$1.60	$1.60
Exercised	249,000	$1.00	$1.00
Outstanding at March 31, 2004	236,000	—	$1.08
Exercisable at March 31, 2004	80,000	—	$1.23

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended March 31, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$405,000	2,079,948	$0.19

Assumed conversion of Series B Preferred Stock	31,000	1,720,130

Diluted earnings per common share	$436,000	3,800,078	$0.11

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the nine months ended March 31, 2004 and for the seven months ended March 31, 2003, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Nine Months Ended March 31, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$1,042,000	2,322,862	$0.45

Assumed conversion of Series B Preferred Stock	94,000	1,720,130

Diluted earnings per common share	$1,136,000	4,042,992	$0.28

For the Seven Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$523,000	2,079,948	$0.25

Assumed conversion of Series B Preferred Stock	74,000	1,720,130

Diluted earnings per common share	$597,000	3,800,078	$0.16

Exercisable stock options for the purchase of 80,000 shares of Common Stock for the three and nine months ended March 31, 2004 have been excluded from the computation of diluted earnings per share because they are antidilutive.

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

As of March 31, 2004, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	3,039	253	3,092

Total	$3,046	$247	$3,293

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)       Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended March 31, 2004	For the Nine Month Period Ended March 31, 2004

Net income (loss)	$(156)	$1,136
Unrealized gain from available-for-sale securities	(77)	231
Reclassification of realized gains included in net income, net of tax	(7)	(1,150)

Comprehensive income (loss)	$(240)	$217

(8)       Investment in AIMC

In October 2003 the Company provided financing to American IronHorse Motorcycle Company, Inc. (“AIMC”), a Texas corporation, in the amount of $1,000,000.  The note evidencing the financing provided for interest at the rate of 12% per annum and was payable in monthly installments of interest only until September 30, 2004, when all outstanding principal plus accrued interest matured.  In connection with the financing the Company also received warrants for the purchase of 100,000 shares of common stock of AIMC at $15.00 per share.  Pursuant to the financing arrangement AIMC agreed to retain Xponential Advisors, Inc., a subsidiary of the Company, as managers and to pay Xponential Advisors, Inc. a management fee of $5,700 per week for the services of John R. Boudreau and twenty-five (25) shares of common stock of AIMC for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week under a management agreement.  On April 1, 2004 John R. Boudreau became a full time employee of AIMC and AIMC discontinued paying Xponential Advisors, Inc. $5,700 per week under the management agreement.  The management agreement will terminate on July 31, 2004.  On January 30, 2004, the Company converted the $1,000,000 note into common stock of AIMC at a rate of one share for each $6.00 of principal converted, for a total of 166,666 shares.  The Company received a $50,000 investment fee at the time the financing was provided and an additional $50,000 investment fee in connection with the conversion of the $1,000,000 note.  Dwayne A. Moyers, a director and officer of the Company, is a director and principal shareholder of AIMC, and Robert W. Schleizer, a director and officer of the Company, is an officer of AIMC.

In December 2003 the Company participated in the AIMC rights offering by purchasing 225,000 shares of AIMC common stock for $6.00 per share, totaling $1,350,000.

In March 2004 the Company entered into a stock purchase and stock option agreement with a shareholder of AIMC to purchase up to 84,000 shares of AIMC common stock for $6.00 per share, of which 28,000 shares have been purchased.  The Company has an option to purchase up to an additional 56,000 shares in installments through August 31, 2004 at the same per share purchase price.

At April 30, 2004 the Company and its wholly-owned subsidiary Xponential Advisors, Inc. collectively owned 463,248 common shares of AIMC, or approximately a 9.1% ownership interest, exclusive of the warrants to purchase 100,000 shares of AIMC common stock at $15.00 per share received in connection with the financing.

As of April 30, 2004 directors and officers of the Company, directly and through affiliates, own 18.92% of the common stock of AIMC, calculated on a fully diluted basis.

(9)           Store Closing

In March 2004, the Company decided to close its South Carolina location due to unfavorable changes in the state’s pawn regulations.  The total revenues for the store for the nine months and three months ended March 31, 2004 were $476,000 and $130,000, respectively.  Net operating income for the store for the nine months and three months ended March 31, 2004 did not have a material effect on operating income.  Store closing expenses are not anticipated to be material.

(10)     Restatement of Quarterly Financial Statements

The financial statements for the quarters ended September 30, 2003 and December 31, 2003 have been restated from amounts previously reported to reflect the correction of an understatement of income tax expense related to the utilization of the Company’s net operating loss carryforwards not previously recorded on adoption of fresh-start accounting, as more fully described in Note 2.  The restatements increased income tax expense and reduced net income by $540 and $130 for the three months ended September 30, 2003 and December 31, 2003, respectively with a corresponding credit to paid in capital.  There is no effect on cash flows of the Company for this restatement.

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

The Company also provides management advisory services in conjunction with financing and investments provided to other companies.  In October 2003 the Company provided financing to American IronHorse Motorcycle Company, Inc. (“AIMC”), a Texas corporation, in the amount of $1,000,000. The note evidencing the financing provided for interest at the rate of 12% per annum and was payable in monthly installments of interest only until September 30, 2004, when all outstanding principal plus accrued interest matured.  In connection with the financing the Company also received warrants for the purchase of 100,000 shares of common stock of AIMC at $15.00 per share.  Pursuant to the financing arrangement AIMC agreed to retain Xponential Advisors, Inc., a subsidiary of the Company, as managers and to pay Xponential Advisors, Inc. a management fee of $5,700 per week for the services of John R. Boudreau and twenty-five (25) shares of common stock of AIMC for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week.  On April 1, 2004 Mr. Boudreau became a full time employee of AIMC and AIMC discontinued paying Xponential Advisors, Inc. $5,700 per week under the management agreement.  The management agreement will terminate on July 31, 2004. On January 30, 2004, the Company converted the $1,000,000 note into common stock of AIMC at a rate of one share for each $6.00 of principal converted, for a total of 166,666 shares. The Company received a $50,000 investment fee at the time the financing was provided and an additional $50,000 investment fee in connection with the conversion of the $1,000,000 note.

As of April 30, 2004 directors and officers of the Company, directly and through affiliates, own 18.92% of the common stock of AIMC, calculated on a fully diluted basis.

The Company’s total revenues are derived primarily from service charges on loans, proceeds from the sales of merchandise inventory and management and investment fees. The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic sixty-day extension period.  All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile (“car”) title loans.  During the term of an car title loan, the borrower is allowed to maintain possession of the collateral.  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.  The Company recognizes losses on unpaid car title loans where collateral is not recovered as a cost of sales.

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

Selected elements of the Company’s unaudited statements of operations are shown below for the nine months ended March 31, 2004 and March 31, 2003 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

	For the Nine Months Ended March 31, 2004	For the Nine Months Ended March 31, 2003
Merchandise sales	65.0%	68.9%
Pawn service charges and related fee income	32.1	31.1
Management advisory and related fee income	2.9	0.0
Total revenues	100.0	100.0

Cost of sales	55.4	48.8
Store operating expenses	29.0	30.9
Corporate administrative expenses (excluding gain on debt discharge) (1)	13.8	16.3
Depreciation and amortization	2.2	1.8
Operating income	(0.4)	2.2
Interest and dividend income	2.0	0.7
Interest expense (2)	(3.2)	(2.0)
Gain of sale of investments	12.5	4.8
Income tax provision	(3.8)	—
Net income	7.1%	5.7%

(1)   Extraordinary gain on debt discharge of $11,810,000 excluded from calculation.

(2)   Interest expense for the nine months ended March 31, 2004 includes $201,000 of dividends on redeemable preferred stock in accordance with SFAS 150.  Dividends paid on redeemable preferred stock prior to the June 15, 2003 effective date of SFAS 150, which includes the $157,000 for the nine months ended March 31, 2003, were not reclassified as interest expense.

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended March 31, 2004 and March 31, 2003 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

	For the Three Months Ended March 31 2004	For the Three Months Ended March 31, 2003
Merchandise sales	65.0%	69.8%
Pawn service charges and related fee income	32.1	30.2
Management advisory and related fee income	2.9	—
Total revenues	100.0	100.0

Cost of sales	56.2	49.8
Store operating expenses	30.1	30.2
Corporate administrative expenses	14.8	18.9
Depreciation and amortization	2.4	1.6
Operating (loss)	(3.5)	(0.5)
Interest and dividend income	1.2	1.2
Interest expense (1)	(3.8)	(1.5)
Gain on disposition of assets	0.2	—
Gain on sale of investments	1.4	11.8
Income tax benefit	1.5	—
Net income (loss)	(3.0)%	11.0%

(1)  Interest expense for the three months ended March 31, 2004 includes $68,000 of dividends on redeemable preferred stock in accordance with SFAS 150.  Dividends paid on redeemable preferred stock prior to the June 15, 2003 effective date of SFAS 150 which includes the $68,000 for the three months ended March 31, 2003 were not reclassified as interest expense.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March  31, 2003

Total revenues increased 22.5% to $16,118,000 during the nine months ended March 31, 2004 (the “Nine Month 2004 Period”) as compared to $13,162,000 during the nine months ended March 31, 2003 (the “Nine Month 2003 Period”).  The overall increase was attributable primarily to increases in pawn service charges, increased merchandise sales and increased jewelry scrap sales.  The 25 stores that remained open for the full 12 months or more as of March 31, 2004 (the “Comparable Stores”) experienced a net increase in revenues of $2,651,000 or 20.2%.

Merchandise sales increased 18.1% to $10,715,000 during the Nine Month 2004 Period from $9,075,000 during the Nine Month 2003 Period primarily due to more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Sales in Comparable Stores for the Nine Month 2004 Period increased $1,424,000 or 15.7%.

Pawn service charges increased $1,015,000 or 24.8% to $5,102,000 during the Nine Month 2004 Period from $4,087,000 during the Nine Month 2003 Period primarily due to increased pawn service charges for the Nine Month 2004 Period.  Pawn service charges from Comparable Stores increased $926,000 or 22.7% for the Nine Month 2004 Period as compared to the Nine Month 2003 Period.

In March 2004, the Company decided to close its store in South Carolina due to an unfavorable change in regulations effective January 2004 affecting car title loans.  The impact on the Company’s ability to recover defaulted collateral under the new regulations made the viability of operating one store in that market unfeasible.  Store closing costs and impact on the Company’s operations are insignificant.

The Company earned management advisory and investment fees totaling $301,000 during the Nine Month 2004 Period related to financing provided to AIMC.

Cost of sales increased 39.3% to $8,936,000 during the Nine Month 2004 Period from $6,417,000 during the Nine Month 2003 Period primarily due to increased costs associated with the recovery and sale of cars on defaulted car title loans, write offs of defaulted car title loans, increased merchandise sales and higher related costs resulting from aggressively discounting sales prices.  Cost of sales as a percentage of merchandise sales increased to 83.4%

from 70.7% for the Nine Month 2004 Period as compared to the Nine Month 2003 Period. The cost of sales related to recovery and sale of recovered cars and for car title loan write offs totaled $1,541,000 during the Nine Months 2004 Period as compared to $268,000 during the Nine Month 2003 Period.  Cost of sales for merchandise other than cars as a percentage of merchandise sales for the Nine Month 2004 Period were 73.0% as compared to 68.8% during the Nine Month 2003 Period.

Store operating expenses increased to $4,680,000 for the Nine Month 2004 Period from $4,064,000 during the Nine Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 28.2% of total revenues during the Nine Month 2004 Period compared to 29.6% of total revenues during the Nine Month 2003 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

Corporate administrative expenses increased 2.9% to $2,217,000 during the Nine Month 2004 Period from $2,152,000 during the Nine Month 2003 Period primarily due to costs related to additional personnel.  Corporate administrative expenses decreased to 13.8% of total revenues during the Nine Month 2004 Period as compared to 16.3% during the Nine Month 2003 Period.

Interest expense increased $264,000 from $259,000 during the Nine Month 2004 Period as compared to the Nine Month 2003 Period primarily due to the reclassification of dividends as interest expense on redeemable preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

The Company also recognized a gain of $2,018,000 on the sale of securities during the Nine Month 2004 Period primarily due to the sale of its holdings in Sanders Morris Harris Group, Inc. for $4,998,000 in July 2003 which resulted in a $1,630,000 gain.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues increased 14.4% to $5,250,000 during the three months ended March 31, 2004 (the “Three Month 2004 Period”) as compared to $4,591,000 during the three months ended March 31, 2003 (the “Three Month 2003 Period”).  The overall increase was attributable primarily to increases in pawn service charges, increased merchandise sales and increased jewelry scrap sales.  Stores that remained open for the full 12 months or more as of March 31, 2004 (the “Comparable Stores”) experienced a net increase in revenues of $556,000 or 12.1%.

Merchandise sales increased 6.6% to $3,414,000 during the Three Month 2004 Period from $3,203,000 during the Three Month 2003 Period primarily due to more aggressive discounting on merchandise sales and increased jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2004 Period increased $148,000 or 4.6%.

Pawn service charges increased $299,000 or 21.5% to $1,687,000 during the Three Month 2004 Period from $1,388,000 during the Three Month 2003 Period primarily due to increased pawn service charges for the Three Month 2004 Period.  Pawn service charges from Comparable Stores increased $250,000 or 18.0% for the Three Month 2004 Period as compared to the Three Month 2003 Period.

The Company earned management and investments fees totaling $149,000 during the Three Month 2004 Period related to financing provided to AIMC.

Cost of sales increased 29.1% to $2,953,000 during the Three Month 2004 Period from $2,288,000 during the Three Month 2003 Period primarily due to increased costs associated with the recovery and sale of cars recovered on defaulted car title loans, write offs of defaulted car title loans, increased merchandise sales and higher related costs resulting from aggressively discounting off sales prices.  Cost of sales as a percentage of merchandise sales increased to 86.5% from 71.4% for the Three Month 2004 Period as compared to the Three Month 2003 Period. The cost of sales related to disposing of recovered cars and for car title loan write offs totaled $738,000 during the Three Month 2004 Period compared to $97,000 during the Three Month 2003 Period.  Excluding the effect cost of sales related to defaulted title pawn loans, the Company’s cost of sales for the Three Month 2004 Period was 71.4% as compared to 69.4% during the Three Month 2003 Period.

Store operating expenses increased to $1,579,000 for the Three Month 2004 Period from $1,386,000 during the Three Month 2003 Period primarily due to increased personnel expenses for additional car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 28.6% of total revenues during the Three Month 2004 Period compared to 30.0% of total revenues during the Three Month 2003 Period primarily due to lower personnel and occupancy costs as a percentage of total revenue.

Corporate administrative expenses decreased 10.6% to $776,000 during the Three Month 2004 Period from $868,000 during the Three Month 2003 Period primarily due to reduced costs related to incentive compensation.  Corporate administrative expenses decreased to 14.8% of total revenues during the Three Month 2004 Period as compared to 18.9% during the Three Month 2003 Period.  Corporate administrative expenses did not increase at the same rate as revenues increased during the comparable period.

Interest expense increased $129,000 from $69,000 during the Three Month 2004 Period as compared to the Three Month 2003 Period primarily due to the reclassification of dividends as interest expense on redeemable preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

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

The Company and PawnMart currently have a credit facility with Comerica Bank (the “Bank”) in the amount of $4,000,000 that matures on June 30, 2004 and bears interest at 9% per annum (the “Credit Facility”), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company and PawnMart.  The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000. At March 31, 2004, $2,955,000 was outstanding under the Credit Facility and an additional $845,000 was available pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company and PawnMart are required to maintain certain financial ratios and to comply with certain other covenants.  The Company and PawnMart paid fees associated with the Credit Facility totaling $80,000 during the nine months ended March 31, 2004.

In April 2004 PawnMart entered into a commitment agreement for a $4,500,000 senior credit facility with First Capital Corporation (the “Senior Credit Facility”) to replace the current Credit Facility with Comerica Bank on more favorable terms. The Senior Credit Facility will mature three years from closing and will bear interest at a rate of the prevailing prime rate plus 2%.  The Company paid a $15,000 fee in connection with the commitment.  Although the Company anticipates that the transaction with First Capital Corporation will be completed, there can be no assurance that the Senior Credit Facility will be funded.

As of March 31, 2004 the Company’s sources of liquidity were $800,000 in cash and cash equivalents, $3,293,000 in marketable securities of which $2,500,000 are pledged as collateral for the Credit Facility, $67,000 in trade accounts receivable, $483,000 in pawn service charges receivable, $4,386,000 in pawn loan receivables and $2,740,000 in inventories.

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

The Company believes it has sufficient working capital to fund its current operations for the fiscal year ending June 30, 2004.  The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to replace its existing Credit Facility.  Management believes the new Senior Credit Facility will close in May 2004. In the event a new credit facility is unavailable, the Company has sufficient working capital on hand as of March 31, 2004 to pay off the Credit Facility.

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS - None

ITEM 2.          CHANGES IN SECURITIES - None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.          OTHER INFORMATION

On January 26, 2004 the Company filed a Registration Statement on Form SB-2 offering $20,000,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014.

The Company has undertaken steps to achieve a listing on the OTC Bulletin Board.  Although the Company is confident that it will achieve such listing, no assurance can be given that the Company will be successful in such efforts.

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

*        Filed herewith.

(b)           Reports on Form 8-K

On February 19, 2004 the Company filed a Form 8-K reporting the resignation of John R. Boudreau as a director of the Company effective February 12, 2004.

On March 12, 2004 the Company filed a Form 8-K reporting the resignation of John R. Boudreau as President and Chief Executive Officer and the appointment of Dwayne A. Moyers as Chief Executive Officer of the Company effective March 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

May 17, 2004	By:	/s/ Dwayne A. Moyers
Dwayne A. Moyers, Chief
Executive Officer

May 17, 2004	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002