Form 10KSB/A
period 2003-06-30
XPONENTIAL  INC
filed 2004-08-30
CIK 1048142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13919

Xponential, Inc.

(Name of small business issuer in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Atlantic Blvd., Suite 190 Norcross, Georgia	30071
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (678) 720-0660

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State the issuer’s revenue for its most recent fiscal year: $17,091,354.

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

EXPLANATORY NOTE

An income tax provision was recorded to account for income taxes as required under American Institute of Certified Public Accountants Statement of Position 90-7 for entities which emerge from bankruptcy.  The tax expense of $197,000 reduces net income for the ten months ended June 30, 2003.  Certain footnote disclosures have also been amended to account for the additional income tax expense.  See Note 15 for a description of the restatement.

Xponential, Inc.

Form 10-KSB Annual Report

For the Fiscal Year Ended June 30, 2003

Table of Contents

PART II

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Item 7.	Consolidated Financial Statements

Item 13.	Exhibits and Reports on Form 8-K

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company’s revenues are derived primarily from finance and service charges on secured, non-recourse loans (“pawn loans”) and the proceeds from the sales of unredeemed merchandise inventory (“merchandise sales”).  The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements.  All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans.  During the term of a title loan, the borrower is generally allowed to maintain possession of the collateral.  See “Item 1. Description of Business – Continuing Store Operations – Lending.”  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, allowance for losses on advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

FINANCE AND SERVICE CHARGE REVENUE RECOGNITION.  The Company accrues finance and service charge revenue on a constant-yield basis over the life of the loan on all pawn loans the Company deems collectible based on historical loan redemption statistics.  If the pawn loan is not repaid, the principal amount becomes the carrying value of the forfeited collateral, which is recovered through sale.  In the event the future performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

INVENTORIES.  Inventories consist primarily of forfeited collateral from pawn loans not repaid.  The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market.  Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision.  The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value.  The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s internally published pricing guides, catalogues, “blue books,” newspapers and previous disposition experience with similar items.  The Company performs a physical count of its inventory at each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the carrying value of its inventories.  Adverse changes in the disposition value of the Company’s inventory may result in the need to write down its value.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS.  The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.

INCOME TAXES.  As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes.  These differences can result in deferred tax assets and liabilities.  As of June 30, 2003 the Company has not recognized any deferred tax assets or liabilities.  In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, the Company recognized $197,000 of income tax expense and recorded a corresponding increase in additional paid in capital related to the utilization of net operating loss carryforwards previously unrecognized upon emergence from bankruptcy for the year ended June 30, 2003.

RESULTS OF OPERATIONS

For the Twelve Months Ended June 30, 2003 Compared to the Twelve Months Ended June 30, 2002

Total revenues increased to $17,091,000 from $16,511,000 for the twelve months ended June 30, 2003 (“Fiscal 2003”) compared to the twelve months ended June 30, 2002 (“Comparable Twelve Month 2002 Period”), a 3.5% increase. The increase is due primarily to a $708,000 increase in pawn service charges on outstanding loans which is attributable to a 52.3% increase in outstanding pawn loan receivables to $4,571,000 as of June 30, 2003.  The increase in pawn loan receivables outstanding is due to the implementation of the Company’s new lending guidelines effective August 2002 when the Company completed the Merger and emerged from bankruptcy with sufficient working capital to allow for the increase in loans.  Merchandise sales for Fiscal 2003 were $11,481,000 compared to $11,480,000 for the Comparable Twelve Month 2002 Period.  The Company opened one new store and acquired two stores in Fiscal 2003.  The new locations contributed $552,000 to the increase in total revenue.

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

Gross profit as a percent of merchandise sales will be affected by the Company’s lending practices and ability to effectively implement its specialty retail strategies.  Management anticipates that gross profit as a percent of merchandise sales will decrease in the twelve months ended June 30, 2004 (“Fiscal 2004”) due to continued efforts to increase inventory turnover which may result in discounting sales prices.

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

Store contribution margin increased 64.2% to $3,437,000 or 20.1% of total revenues from $2,093,000, or 12.7% of total revenues, during Fiscal 2003 compared to the Comparable Twelve Month 2002 Period due to improved performance at the Company’s stores following the bankruptcy filing.  Selected elements of the Company’s consolidated financial statements are presented below for Fiscal 2003 and for the Comparable Twelve Month 2002 Period.  The following table, as well as the discussion following, should be read in conjunction with “Item 7.  Consolidated Financial Statements” and the notes thereto.

	Fiscal 2003	Comparable Twelve Month 2002 Period
Operating statement items as a percent of total revenues:

Merchandise sales	67.2%	69.5%
Pawn service charges	32.2	29.0
Other	0.6	1.5
Total revenues	100.0	100.0

Cost of sales	47.8	51.7
Gross profit	52.2	48.3

Store operating expenses	32.1	35.6
Store contribution margin	20.1	12.7

Corporate administrative expenses	19.4	15.2
Income (loss) before interest, taxes, depreciationand amortization and investment income	0.7	(2.5)
Interest expense	(1.9)	(3.1)
Depreciation and amortization	(1.9)	(3.0)
Investment income – dividends and interest	4.8	—
Net income (loss) before taxes	1.7	(8.6)%
Income tax provision	(1.2)	—
Net income (loss)	0.5%	(8.6)%

Corporate administrative expenses consists of all items relating to the operation of the corporate headquarters, including the salaries of corporate officers, district managers, store audit team members, other administrative personnel, liability casualty insurance, outside legal and accounting fees (including reorganization expenses), and investor relations expenses.  Corporate administrative expenses increased 32.9% to $3,324,000 during Fiscal 2003 from $2,501,000 during the Comparable Twelve Month 2002 Period primarily due to an increase in personnel costs of $777,000, of which $376,000 related to bonuses accrued for achieving targeted earnings before interest, taxes, depreciation and amortization (“EBITDA”), $133,000 for bonuses to district management and store operating personnel, and $125,000 due to salaries paid to new executive staff subsequent to the Merger.  The Company’s corporate administrative expenses increased as a percentage of total revenue to 19.4% in Fiscal 2003 from 15.2% for the Comparable Twelve Month 2002 Period.

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

As of June 30, 2003 the Company’s primary sources of liquidity were $220,000 in cash and cash equivalents, $7,725,000 in marketable securities, $176,000 in trade accounts receivable, $503,000 in pawn service charges receivable, $4,571,000 in pawn loan receivables, $2,540,000 in inventories and $187,000  in available and unused funds under the Credit Facility.

The Company used cash acquired in the Merger to fund the growth of the business and to acquire one new store and to fund the cost of operations of two new locations established by the Company in Fiscal 2003.  Net cash required by operations during Fiscal 2003 was $809,000, which included $180,000 in operating losses for three new store locations.

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

The Company believes it has sufficient working capital to fund its current operations for Fiscal 2004.  The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to replace its existing Credit Facility with a new borrowing agreement.  Comerica Bank, the Company’s current lender, has indicated that it will not renew the loan due to a discontinuation of its asset based lending operations.  Management is in negotiations with several lenders to provide a new credit facility but there are no assurances that a new facility can be arranged prior to the maturity date.  In the event a new credit facility is unavailable, the Company has sufficient working capital on hand as of September 25, 2003 to pay off the Credit Facility.

The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year.  Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share.  On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

The following table summarizes the Company’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods, assuming the Credit Facility is not renewed or extended in future periods (in thousands):

	Credit Facility	Other Long Term Debt	Preferred Stock Redemption Requirement	Preferred Stock Dividend Requirement	Non- cancelable leases for continuing obligations	Total

2004	$4,179	$139	$—	$393	$—	$4,711
2005	—	—	500	389	1,342	2,231
2006	—	—	500	364	968	1,832
2007	—	—	500	339	736	1,575
2008	—	—	500	314	612	1,426
Total	$4,179	$139	$2,000	$1,799	$3,658	$11,775

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which are effective for the fiscal years beginning after December 15, 2001.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 142 requires that the cost of certain intangible assets will no longer be subject to amortization. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the Company’s consolidated financial position or results of operations.  The purchase method has been applied on all acquisitions and the Company has customer accounts totaling $41,000 net of $6,000 amortization in the consolidated financial statements at June 30, 2003.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets” (“SFAS 144”).  SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The impact of implementation of SFAS 144 is expected to have no effect on the consolidated financial position or the results of operations of the Company except for certain classifications within the statement of operations.

In December 2002 the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  This statement amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock based compensation.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  See Notes 2 and 10 of “Notes to Consolidated Financial Statements” for the required disclosures about the effects of stock-based compensation on reported net income.

In January 2003 the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 will not have a material impact upon the Company’s financial condition or results of operations.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company believes that the Series A Preferred Stock will be reclassified as a liability in accordance with SFAS 150 and dividends on the Preferred Stock will be treated as interest expense.

INFLATION

The Company does not believe inflation has had a material effect on its lending activities or its results of operations.

SEASONALITY

The Company’s retail operations are seasonal in nature with increased merchandise sales during the second and third fiscal quarters of each year.  The Company’s lending operations are also seasonal, with increased lending activities during the first and fourth fiscal quarters of each year.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Availability of Qualified Store Management Personnel

The Company’s ability to expand may also be limited by the availability of qualified store management personnel.  While the Company seeks to train existing qualified personnel for management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.

Competition

The Company encounters significant competition in connection with the operation of its business.  In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured, as well as on a secured, basis.  The Company’s competitors in connection with its retail sales include numerous retail and discount stores.  Many of the Company’s competitors, including Cash America International, Inc., First Cash Financial Services, Inc., and EZCORP, Inc., have greater financial resources.  These competitive conditions may adversely affect the Company’s revenues, profitability and ability to expand.

Government Regulation

The Company’s lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.  These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity’s ability to maintain a pawnshop license.  With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms.  Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. The Company discontinued making loans on, buying or selling firearms in Fiscal 2003, but may have to comply with these regulations in the event stores are that are acquired have firearm inventory or pawn loans secured by firearms. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company’s ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company’s prospects.  In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical.  For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

Risks Related to Improper Assessment of the Pledged Property’s Estimated Resale Value

The Company makes pawn loans without the borrower’s personal liability and does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision.  In this regard, the recovery of the amount advanced, as well as realization of a profit on sale of merchandise, is dependent on the Company’s initial assessment of the property’s estimated resale value.  Improper assessment of the resale value of the collateral can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced.  Although, historically the Company has experienced profits from the sale of such merchandise, no assurances can be given that the Company’s historical results will continue.  For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company’s ability to recover the amount advanced on the acquired collateral.

Dependence on Key Management

The Company relies on the business and technical expertise of its executive officers and certain other key employees.  The Company does not have an employment agreement with any member of its executive staff.  The loss of the services of any of these individuals could have a material adverse effect on the Company’s consolidated operating results.  No assurance can be given that their services will be available in the future.  The Company’s success will also be dependent on its ability to attract and retain additional qualified management personnel.

Interest Rate Risk

The Company is exposed to market risk in the form of interest rate risk.  At June 30, 2003 the Company had $4.3 million outstanding under its Credit Facility with Comerica Bank.  This Credit Facility is priced with a variable rate based on the prevailing prime rate plus 2%.  See Note 7 of “Notes to Consolidated Financial Statements.”  Based on the average outstanding indebtedness during the year ended June 30, 2003, a 10% increase in interest rates would have increased the Company’s interest expense by approximately $23,000 for the year ended June 30, 2003.

The Company’s cash and cash equivalents are invested in money market accounts and in other interest rate sensitive investments, including high yield bonds.  Accordingly, the Company is subject to changes in market interest rates.  However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition, and cash flows.

Risks Related to Automobile Title Loans

Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles.  Approximately 6.4% of the Company’s total revenues during Fiscal 2003 were related to pawn service charges generated from such advances.  During the term of the title loan, the borrower is allowed to maintain possession of the collateral unless the loan amount is in excess of $5,000.  In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations.  Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future.  Further, the adoption of additional or the revision of existing laws and regulations impacting the Company’s ability to advance funds secured by automobile titles could have a material adverse effect on the Company’s business.  The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Issuance of Preferred Stock

The Plan cancelled all outstanding equity interests in the Company for no value as of May 30, 2002.  The Company’s unsecured, non-priority creditors were issued 2,079,948 shares of Common Stock in the Company, which constituted 100% of the outstanding Common Stock of the Company at June 30, 2003.

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors.  Accordingly, the Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Company’s Common Stock.  The issuance of any shares of preferred stock having rights superior to those of the Company’s Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control of the Company.  Holders of the preferred stock may have the right to receive dividends, certain preferences and conversion rights.

Under the terms of the Plan, the Company merged with CMHI in exchange for two classes of Preferred Stock.  The Series A Preferred Stock has a par value of $0.01 per share and pays a $0.25 per share cumulative cash dividend annually.  The Company issued 1,071,636 shares of Series A Preferred Stock.  The Series A Preferred

Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year.  Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share.  On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.  The Company expects the Series A Preferred Stock to be classified as a liability in accordance with SFAS 150.  See Note 9 of “Notes to Consolidated Financial Statements.”

The CMHI shareholders also received 500,042 shares of Series B Preferred Stock that has a par value of $0.01 and is convertible into 1,720,130 shares of Common Stock.  The Series B Preferred Stock also pays a $0.25 per share cumulative cash dividend annually.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xponential, Inc.:

We have audited the accompanying consolidated balance sheet of Xponential, Inc. and subsidiaries as of June 30, 2003  and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the ten months ended June 30, 2003, the two months ended August 31, 2002, the five months ended June 30, 2002, and the year ended February 1, 2002. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xponential, Inc. and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the ten months ended June 30, 2003, the two months ended August 31, 2002, the five months ended June 30, 2002, and the year ended February 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4, effective August 30, 2002, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

As discussed in Note 15 to the consolidated financial statements, these financial statements have been restated from amounts previously reported to reflect the correction of an error resulting in the understatement of income tax expense related to the utilization of the Company’s net operating loss carry forwards not previously recorded on adoption of Fresh Start accounting, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The restatement increased income tax expense and reduced net income by  $197,000  for the ten months ended June 30, 2003 with a corresponding credit to paid in capital.

Dallas, Texas

August 22, 2003 (except for Note 15,

as to which the date is August 23, 2004)

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003

(As restated)

(In Thousands)

Assets

Current assets:
Cash and cash equivalents	$220
Accounts receivable	176
Pawn service charges receivable	503
Pawn loans receivable	4,571
Inventories	2,540
Investments	7,725
Prepaid expenses and other current assets	245
Total current assets	15,980

Property and equipment	889

Intangible asset	41

Other assets	107

Total assets	$17,017

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of notes payable	$4,074
Accounts payable	128
Accrued interest payable	20
Accrued payroll and payroll taxes	601
Deferred revenue	82
Other accrued expenses	178

Total current liabilities	5,083

Long term notes payable	396
5,479
Commitments and contingencies	—

Redeemable preferred stock:
Preferred stock – Series A; $0.01 par value, 1,250,000 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding	5,358

Stockholders’ equity

Preferred stock – Series B; convertible, 500,050 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 500,042 shares issued and outstanding	5
Common stock $0.01 par value; 10,000,000 shares authorized: 2,079,948 issued and outstanding	21
Additional paid-in capital	4,403
Accumulated deficit	(7)
Accumulated other comprehensive income	1,758

Total stockholders’ equity	6,180

Total liabilities and stockholders’ equity	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Predecessor			Reorganized Company
	For the year ended February 2, 2002	For the Five Months Ended June 30, 2002	Two Months Ended August 31, 2002	Ten Months Ended June 30, 2003
				(As restated)
Revenues:
Merchandise sales	$14,154	$3,768	$1,578	$9,903
Pawn service charges	5,829	1,797	853	4,643
Other	304	74	38	76
Total revenues	20,287	5,639	2,469	14,622

Cost of sales	11,807	2,737	1,075	7,095
Gross profit	8,480	2,902	1,394	7,527

Expenses:
Store operating expenses	7,629	2,104	896	4,588
Corporate administrative expenses	2,509	998	336	2,747
Interest expense	1,282	149	83	233
Depreciation and amortization	481	171	63	265
Total expenses	11,901	3,422	1,378	7,833

Operating income (loss)	(3,421)	(520)	16	(306)

Interest and dividend income	—	—	—	123
Gain on disposition of assets	—	—	—	2
Gain on sale of investments	—	—	—	699
Reorganization expenses	(265)	—	(241)	—
Operating income (loss)	(3,686)	(520)	(225)	518
Gain (loss) from discontinued operations	(47)	—	—	—
Extraordinary items:
Gain on debt discharge	—	—	11,810	—

Net income (loss) before income taxes	(3,733)	(520)	11,585	518

Income tax provision	—	—	—	197
Net income (loss)	(3,733)	(520)	11,585	321
Preferred stock dividend requirement	—	—	—	(328)
Net income (loss) allocable to common stockholders	$(3,733)	$(520)	$11,585	$(7)

Income (loss) per common share:
Basic
Continuing operations	$(1.47)	$(0.21)	$(0.09)	$—
Discontinued operations	(0.02)	—	—	—
Extraordinary items	—	—	4.72	—
	$(1.49)	$(0.21)	$4.63	$—
Diluted
Continuing operations	$(1.47)	(0.21)	$(0.09)	$—
Discontinued operations	(0.02)	—	—	—
Extraordinary items	—	—	4.72	—
	$(1.49)	$(0.21)	$4.63	$—

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended June 30, 2003 and February 2, 2002

(As restated)

(In Thousands, Except Share Data)

	Preferred stock		Common stock		Series A redeemable common stock purchase warrants		Series B redeemable common stock purchase warrants		Additional common stock purchase warrants	Additional paid-in capital	Retained Earnings (Accumulated deficit)	Other Comprehensive Income	Treasury stock	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at February 3, 2001	416,667	$2,500	2,503,149	$25	1,974,060	$249	1,380,000	$86	$60	$22,004	$(29,154)	$—	$(70)	$(4,300)

Net Loss	—	—	—	—	—	—	—	—	—	—	(3,733)	—	—	(3,733)

Balance at February 2, 2002	416,667	2,500	2,503,149	25	1,974,060	249	1,380,000	86	60	22,004	(32,887)	—	(70)	(8,033)

Net Loss	—	—	—	—	—	—	—	—	—	—	(520)	—	—	(520)

Balance at June 30, 2002	416,667	2,500	2,503,149	25	1,974,060	249	1,380,000	86	60	22,004	(33,407)	—	(70)	(8,553)

Net Loss	—	—	—	—	—	—	—	—	—	—	(224)	—	—	(224)
Debt Discharge and Fresh Start Adjustments	(416,667)	(2,500)	(423,201)	(4)	(1,974,060)	(249)	(1,380,000)	(86)	(60)	(20,152)	33,631	—	70	10,650
Issuance of Preferred Stock in Connection with Merger	500,042	5	—	—	—	—	—	—	—	2,345	—	—	—	2,350

Balance at August 31, 2002	500,042	5	2,079,948	21	—	—	—	—	—	4,197	—	—	—	4,223
Amortization of Stock Options Issued	—	—	—	—	—	—	—	—	—	9	—	—	—	9

Tax Expense Allocated to Additional Paid in Capital related to bankruptcy	—	—	—	—	—	—	—	—	—	197				197

Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(328)	—	—	(328)

Net Income	—	—	—	—	—	—	—	—	—	—	321	—	—	321

Other Comprehensive Income
Unrealized Gain on Investments	—	—	—	—	—	—	—	—	—	—	—	1,758	—	1,758
Comprehensive Income	—	—	—	—	—	—	—	—	—			1,758	—	2,079
Balance at June 30, 2003	500,042	$5	2,079,948	$21	—	$—	—	$—	$—	$4,403	$(7)	$1,758	$—	$6,180

XPONENTIAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Predecessor			Reorganized Company
	Year Ended February 2, 2002	Five Months Ended June 30, 2002	Two Months Ended August 31, 2002	Ten Months Ended June 30, 2003
				(As restated)
Cash flows from operating activities:
Net income (loss)	$(3,733)	$(520)	$11,585	$321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of stores	47	—		—
Depreciation and amortization	481	170	63	274
Amortization of debt issuance costs	102	—	—	—
Gain on debt discharge	—	—	(11,810)	—
Deferred income tax expense related to bankruptcy	—	—	—	197
Changes in operating assets and liabilities, net of effect of acquisition and merger:
Accounts receivable	36	—	(24)	(79)
Pawn service charges receivable	291	3	(45)	(128)
Inventories, net	1,740	511	62	73
Prepaid expenses and other current assets	227	90	(3)	(68)
Prepetition liabilities, accounts payable and accrued liabilities	1,255	142	(56)	219
Net cash provided by operating activities	446	396	(228)	809

Cash flows from investing activities:
Pawn loans made, net	2,771	50	(414)	(1,156)
Proceeds from sale of stores	800	—		—
Acquisition of stores	—	—	—	(112)
Proceeds from Sale of investments	—	—	—	2,780
Purchases of investments	—	—	—	(3,641)
Purchases of property and equipment	(67)	(76)	—	(432)
Net cash provided by (used in) investing activities	3,504	(76)	(414)	(2,561)

Cash flows from financing activities:
Cash acquired in merger	—	—	—	2,565
(Principal payments) borrowings on notes payable	(3,954)	(406)	455	(455)
Dividends paid	—	—	—	(328)
Net cash provided by (used in) financing activities	(3,954)	(406)	455	1,782
Net increase (decrease) in cash and cash equivalents	(4)	(36)	(187)	30
Cash and cash equivalents at beginning of period	417	413	377	190
Cash and cash equivalents at end of period	$413	$377	$190	$220

Supplemental disclosures of cash flow information -
Cash paid for interest	$688	$150	$83	$218

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC.

Notes To Consolidated Financial Statements

June 30, 2003

(1)  Organization and Business

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly owned subsidiary PawnMart, Inc. is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise.  As of June 30, 2003, the Company owned and operated 26 stores located in Georgia, North Carolina, and South Carolina.

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

(b)                     Fresh-start Reporting

The accompanying financial statements have been prepared in accordance with US GAAP includes the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

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

Pawn service charges receivable represent an amount equivalent to one month’s earned pawn service charges, net of an allowance for pawn service charges deemed uncollectible, based on the Company’s historical loan redemption rate.

Merchandise sales consist of direct sales of merchandise to customers.  Sales are recognized when title and risk of loss have passed to the customer, which is generally at the point of sale.

(e)                      Investments

Investments consist of marketable debt and equity securities available for sale.  Available for sale securities are measured at fair value, with net unrealized gains and losses reported in accumulated other comprehensive as a component of stockholders’ equity.

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

The Company provides an allowance for valuation based on management’s evaluation of the merchandise.  The allowance deducted from the carrying value of inventory totaled approximately $103,000 at June 30, 2003.  Deductions from inventory allowances for write-off or other dispositions of inventory totaled approximately $95,000, $16,000, and $212,000, during the year ended June 30, 2003, five months ended June 30, 2002 and February 2, 2002, respectively.

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

(i)        Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation account is used to reduce the net deferred tax assets to amounts expected to be realized. In accordance with SOP 90-7, the Company records income tax expense with a credit to additional paid in capital when net operating loss carryforwards not previously recognized upon the emergence from bankruptcy are used to offset taxable income generated by the successor company.

(j)          Advertising Costs

Advertising costs are expensed the first time advertising takes place.  Advertising expense was approximately $30,000, $22,000 and $9,000 for the fiscal years ended June 30, 2003, February 2, 2002, and the five month period June 30, 2002, respectively.

(k)       Fair Values of Financial Instruments

Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations.  The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements.  For these reasons, management believes that the fair value of pawn loans approximates their carrying value.  The Company’s revolving line of credit with Comerica Bank bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics.  Accordingly, management believes that the carrying value of such debt approximates its fair value.  The fair values of the Company’s remaining long-term notes payable instruments could not be determined due to the financial condition of the Company and the likelihood of repayment of such debt.  The carrying amount of all other financial instruments including cash, receivables and payables included in the Company’s consolidated balance sheet approximate fair value due to the short maturity of these instruments.

(l)        Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously the Predecessor Company applied Accounting Principles Board’s Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and we have elected to apply it for all options granted for the reorganized company after August 31, 2002.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.  No stock-based employee compensation expense was recognized in the period ended February 2, 2002.  All outstanding stock option grants of the Predecessor Company were cancelled in accordance with the Company’s reorganization plan which was confirmed on May 20, 2002.

(m)      Net Income (Loss) Per Common Share

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

(n)       Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (Statement No. 131) establishes standards for the way public business enterprises are to report information about operating segments.  The Company defines each of its stores as operating segments; however, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment.

(3)  Recent Accounting Pronouncements

On April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board’s Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which is expected to be rare. We adopted SFAS No. 145 on July 1, 2002. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items unless they meet the unusual in nature and infrequency of occurrence criteria. The Company believes the extinguishment of debt in connection with the bankruptcy proceedings meets the criteria for classification as extraordinary.

In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an Interpretation of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on reported net income or loss.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 will not have a material impact upon the Company’s financial condition or results of operations.

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

After consideration of the Company’s debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed the Company’s organization capital structure prior to the Merger, is as follows:

At August 30, 2002
(in thousands)

Postpetition current liabilities	$1,274
Notes payable – priority tax claims (1)	700
Post confirmation bank line of credit	3,720
Common stock	1,873
$7,567

(1)   Approximately $95,000 due in cash and $605,000 payable in quarter installments of approximately $100,000  per  year at 7% interest per annum.

The effects of the Plan on the Company’s balance sheet as of August 30, 2002 is as follows:

(in thousands)	Prior to Plan Consummation	Debt Discharge	Fresh Start Adjustments	Reorganized Balance Sheet Prior to Merger
Assets
Current Assets
Cash and cash equivalents	$190	$—	$—	$190
Receivables	61	—	—	61
Pawn loan receivables	3,790	—	—	3,790
Inventory – net	2,554	—	—	2,554
Prepaid expenses and other current assets	177	—	—	177
Total current assets	6,772	—	—	6,772
Property and equipment, net	834	—	(160)	674
Debt issuance costs, net	1,000	—	(1,000)	—
Other assets, net	121	—	—	121
Total assets	$8,727	$—	$(1,160)	$7,567
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$674	$—	$—	$674
Notes payable – prepetition taxes, current portion	—	195	—	195
Prepetition liabilities	12,510	(12,510)	—	—
Notes payable – bank line of credit	3,720	(3,720)	—	—
Notes payable	600	—	—	600
Total current liabilities	17,504	(16,035)	—	1,469
Long term debt

Notes payable – prepetition taxes, net of current portion	—	505	—	505
Notes payable – bank line of credit	—	3,720	—	3,720
Total liabilities	17,504	(11,810)	—	5,694
Stockholders’ equity (deficit)
Preferred stock (old)	2,500	(2,500)	—	—
Common stock (new)	—	21	—	21
Common stock (old)	25	(25)	—	—
Series A redeemable Common Stock purchase warrants	249	(249)	—	—
Series B redeemable Common Stock purchase warrants	86	(86)	—	—
Additional Common Stock purchase warrants	60	(60)	—	—
Additional paid-in capital	22,004	2,829	(22,981)	1,852
Accumulated deficit	(33,631)	11,810	21,821	—
Less treasury stock, at cost (old)	(70)	70	—
Total stockholders’ equity (deficit)	(8,777)	11,810	(1,160)	1,873
Total liabilities and stockholders’ equity (deficit)	$8,727	$—	$(1,160)	$7,567

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

All purchase transactions have been accounted for using the purchase method of accounting.  Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition.  The purchase price was allocated to the tangible assets and intangible assets based on their fair market value as follows:

Pawn loan receivables	$53
Property and equipment, net	12
Customer list	47
Net assets acquired	$112

The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(6)           Property and Equipment

Property and equipment consists of the following at June 30, 2003 (in thousands):

	Years of Useful life
Automobiles	5	$107
Furniture and equipment	5-7	640
Leasehold improvements	3-10	363
		1,100

Less: accumulated depreciation and amortization		(241)
		$859

(7)  Notes Payable

Notes payable consist of the following at June 30, 2003 (in thousands):

Revolving line of credit with a bank, bearing interest at prime plus two percent (6% at June 30, 2003) payable monthly, to mature December 31, 2003, collateralized by substantially all of the Company’s assets	$3,934

Notes payable with a vendor, bearing interest at 7%, collateralized by computer software, payable monthly, to mature on September 30, 2004	43

Other unsecured notes payable	493

Less: current maturities	(4,074)

Long term notes payable	$396

The Company had a credit facility which is in the amount of $4,500,000 matures on December 31, 2003 and bears interest at the prevailing prime rate plus 2.00% which was 6.00% at June 30, 2003.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company in addition to a direct pledge of certain investments in the amount of $1,200,000.  The Company is required to maintain certain financial ratios and is prohibited from paying cash dividends on its common stock unless specifically approved by Comerica Bank and provides for additional restrictions on new store acquisitions.

The Company financed $65,000 of its new computer system software with a vendor over a two year period beginning September 2002.  The note bears interest at a rate of seven percent per annum.  The current portion and long term portions due as of June 30, 2003 were $34,000 and $9,000, respectively.

The Company also compromised certain priority tax claims in the amount of $621,000 in its reorganization plan agreeing to amortize the claims over a six year period from the date of assessment in quarterly installments of approximately $35,000 including interest at the rate of seven percent per annum.  The current and long term portions due as of June 30, 2003 were $106,000 and $387,000, respectively.

(8)   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 are presented below (in thousands):

June 30, 2003
Deferred tax assets:
Net operating loss carryforwards	$5,343
Property and equipment	34
Inventories	35
Goodwill and other intangible assets	5
Total gross deferred tax assets	5,417
Less valuation allowance	(5,417)
Net deferred tax assets	—

The provisions for income taxes differs from amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes.  Following is a reconciliation of such differences (in thousands):

	For the year ended February 2, 2002	For the five Months ended June 30, 2002	For the two Months ended August 30, 2002	For the ten Months ended June 30, 2003
Tax (benefit) at Federal statutory rates	$(1,193)	$(166)	$3,944	$176
State and local Income taxes, net of Federal tax benefit	(224)	(31)	(14)	21

	$(1,417)	$(197)	$3,930	$197
Change in valuation Allowance	1,417	197	(3,930)	(197)
Tax expense allocated to Additional Paid in Capital related to bankruptcy	—	—	—	197
	$—	$—	$—	$197

At June 30, 2003 the Company has net operating loss carryforwards for tax purposes of approximately $15,700,000 including approximately $2,060,000 of capital loss carryforward which may be used only to offset future capital gains.  During Fiscal 2003, the Company recognized income of approximately $11,800,000 due to discharge of indebtedness in conjunction with the confirmation of the Company’s bankruptcy plan.  A formal legal or tax opinion on the effects of the Company’s bankruptcy proceedings on the survival  of  the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management.  A deferred tax valuation allowance of $5,417,000 offset deferred tax assets at June 30, 2003 based on management’s determination that it is more likely than not that such amounts may not be subsequently realized.  In accordance with SOP 90-7, the Company recognized $197,000 of income tax expense and recorded a corresponding increase in additional paid in capital related to the utilization of net operating loss carryforwards for the year ended June 30, 2003.

(9)  Equity

New Capital Structure:  Under the new capital structure pursuant to the Company’s plan of reorganization, the Company has the authority to issue a total of Twelve Million Five Hundred Thousand (12,500,000) shares of stock, consisting of Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”) issuable in series (“Series”), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the “Common Stock”).  Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the “Series A Preferred Stock”) and Five Hundred Thousand Fifty (500,050) shares are designated and known as Series B Preferred Stock (the “Series B Preferred Stock”).  The remaining shares of Preferred Stock may be issued from time to time in one or more Series.  The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware.

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

Conversion.  The holders of Series A Preferred Stock have no conversion rights.  The holders of the Series B Preferred Stock have the right, at any time after the Closing Date, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect.  The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment.  On the Closing Date the holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into approximately 45% of the issued and outstanding shares of Common Stock .

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

Issuance of Common Stock.  The Company issued  2,079,948 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, represents approximately 55% of the issued and outstanding shares of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger.  Of the 2,079,948 shares of Common Stock issued to Company’s creditors, 1,278,827 shares of Common Stock are restricted from trading for a two-year period following issuance.  The balance of the shares of Common Stock issued are not be subject to any trading restrictions.

(10)   Stock Options

The predecessor company’s stock option plans and related options were cancelled in accordance with the plan of reorganization which was confirmed on May 20, 2002.  No options were granted or exercised during the year ended February 2, 2002.

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

The following table summarizes the stock option activity of the Reorganized Company from the time it emerged from bankruptcy:

	Options Outstanding		Weighted average remaining contractual life
	Number of Options	Exercise Price
Outstanding at August 30, 2002	—	—
Granted	455,000	$1.00	10 years
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2003	455,000	$1.00

Exercisable at June 30, 2003	299,000	$1.00

The weighted average fair value of the options granted during 2003 was $.01.  The fair value of these options was estimated at the date of grant using the minimum value method with the following assumptions; risk free rate of 4%, no dividend yield and weighted average expected lives of 11.5 months.  The minimum value method assumes no volatility in the stock price and was used as the Company’s stock has not been traded publicly.

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

Prior to cancellation of the all equity interests pursuant to the Plan, a reconciliation of the basic and diluted earnings reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the predecessor company for the two month period ended August 31, 2002 was as follows:

For the Two Months Ended August 31, 2002	Net Loss Allocable to Common Shareholders	Shares	Per Share

Basic and diluted loss per common share prior to extraordinary gain on debt discharge	$(225,000)	2,503,217	$(0.09)

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the reorganized company for the ten month period ended  June 30, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Ten Months Ended June 30, 2003	Net Loss Allocable to Common Shareholders	Shares	Per Share

Basic and diluted loss per common share	$(7,000)	2,079,948	$—

Stock option grants under the Stock Option Plan and convertible preferred stock have been excluded from the computation because they are antidilutive.

(12)   Investments

Investments consist of marketable equity and debt securities and have been categorized as available-for-sale.  Unrealized gains and losses for available-for-sale securities are included as accumulated other comprehensive income, a component of shareholders’ equity until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations

As of June 30, 2003, the Company’s investments consisted of (in thousands):

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

The Company is involved in various claims and lawsuits arising in the ordinary course of business.  Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(14)   Related Party Transactions

Sanders Morris Harris, Inc. (“SMH”), a related party, employs Jeffrey A. Cummer and Dwayne A. Moyers as officers of a subsidiary and executes security transactions for the Company.  Messrs. Moyers and Cummer are also officers and directors of the Company.  Commissions paid to SMH were $13,102 for the ten month period ended June 30, 2003.

The Company owns an investment in common stock in SMH totaling approximately $5.1 million as of June 30, 2003.

(15)    Restatement of Annual Financial Statements

The financial statements for the ten months ended June 30, 2003 have been restated from amounts previously reported to reflect the correction of an error in the understatement of income tax expense related to the utilization of the Company’s net operating loss carryforwards not previously recorded upon emergence from bankruptcy.  The restatement increased income tax expense and reduced net income by $197,000 and $.09 per common share for the year ended June 30, 2003 with a corresponding credit to additional paid in capital.  There is no effect on cash flows of the Company for this restatement.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Number	Description

2.1	Agreement and Plan of Merger between PawnMart, Inc. and C/M Holdings, Inc. dated August 1, 2002 (1)

3.1	Amended and Restated Certificate of Incorporation of PawnMart, Inc. as filed with the Delaware Secretary of State on August 30, 2002 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of PawnMart, Inc. (2)

3.3	Amended and Restated Bylaws of PawnMart, Inc. (3)

3.4	Amendment Number One to Amended and Restated Bylaws of PawnMart, Inc. (2)

10.1	PawnMart, Inc. 2003 Stock Option Plan (4)

10.2	Amendment Number One to PawnMart, Inc. 2003 Stock Option Plan (5)

10.3	PawnMart, Inc. 2003 Stock Incentive Plan (4)

10.4	Amendment Number One to PawnMart, Inc. 2003 Stock Incentive Plan (6)

10.5	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company’s Board of Directors on December 16, 2002 (7)

10.6	Amendment Number One to PawnMart, Inc. Capital Incentive Program (6)

10.7

Revolving Credit Agreement Between PawnMart, Inc. and Comerica Bank dated August 30, 2002; Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. to Comerica Bank dated August 30, 2002; Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated August 30, 2002; and Security Agreement regarding negotiable collateral granted by C/M Holdings, Inc. to Comerica Bank dated August 30, 2002 (8)

10.8

Revolving Credit Agreement Between PawnMart, Inc. and Xponential, Inc. and Comerica Bank dated May 19, 2003 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. and Xponential, Inc. to Comerica Bank dated May 19, 2003; Security Agreement regarding negotiable collateral granted by Xponential, Inc. to Comerica Bank dated May 19, 2003; and Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated May 19, 2003 (9)

21.1	Subsidiaries of Xponential, Inc. *

23.1	Consent of Grant Thornton, LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended *

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended *

99.1	Confirmation Order dated May 20, 2002 (10)

Number	Description

99.2	Debtor’s First Amended Plan of Reorganization dated April 3, 2002 (10)

99.3	Debtor’s First Amended Disclosure Statement dated April 3, 2002 (10)

99.4	Fourth Modification to Debtor’s First Amended Plan of Reorganization (11)

99.5	Fifth Modification to Debtor’s First Amended Plan of Reorganization (12)

*	Filed herewith.

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 16, 2002 (File No. 1-13939).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2003 (File No. 1-13939).

(3)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on August 20, 2002 (File No. 1-13939).

(4)	Filed as an exhibit to the registrant’s Definitive Proxy Statement filed on January 28, 2003 (File No. 1-13939).

(5)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104575).

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104576).

(7)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2003 (File No. 1-13919).

(8)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on November 20, 2002 (File No. 1-13919).

(9)	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB filed on October 14, 2003 (File No. 1-13919).

(10)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 10, 2002 (File No. 1-13919).

(11)	Filed as an exhibit to the registrant’s Current Report on Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(12)	Filed as an exhibit to the registrant’s Current Report on Form 8-K/A filed on August 12, 2002 (File No. 1-13919).

(b)	Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPONENTIAL, INC.

August 27, 2004	By:	/s/ Robert W. Schleizer
Robert W. Schleizer
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description

21.1	Subsidiaries of Xponential, Inc.

23.1	Consent of Grant Thornton, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended