Form 10QSB/A
period 2003-09-30
XPONENTIAL  INC
filed 2004-08-30
CIK 1048142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File No. 1-13919

Xponential, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Atlantic Blvd., Suite 190, Norcross, Georgia  30080

(Address of principal executive offices)

(678) 720-0660

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

EXPLANATORY NOTE

An income tax provision was recorded to account for income taxes as required under American Institute of Certified Public Accountants Statement of Position 90-7 for entities which  emerge from bankruptcy.  Income tax expense was increased to $568,000 from $18,000 for the three months ended September 30, 2003 as a result of the correction of the error.  This amendment reclassifies amounts between additional paid in capital and retained earnings at September 30, 2003 for the effect of recording income taxes for the ten months ended June 30, 2003. Certain footnote disclosures have also been amended to account for the additional income tax expense.  See Note 9 for a description of the restatement.

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

ITEM 1.     FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	June 30, 2003
	(Unaudited) (As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$2,564	$220
Accounts receivable	186	176
Pawn service charges receivable	576	503
Pawn loans	5,250	4,571
Inventories, net	2,825	2,540
Investments	4,591	7,725
Prepaid expenses and other current assets	213	245
Total current assets	16,205	15,980

Property and equipment, net	882	889
Intangible assets, net of amortization of $15 and $6 at September 30, 2003 and June 30, 2003, respectively	99	41
Other assets	95	107
Total assets	$17,281	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,094	$1,009
Current installments of notes payable	4,238	4,074
Total current liabilities	5,332	5,083
Long term liabilities
Notes payable – net of current portion	359	396
Redeemable Preferred Stock:
Preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2003 and June 30, 2003	5,358	5,358
Total long term liabilities	5,717	5,754

Total liabilities	11,049	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at September 30, 2003 and June 30, 2003	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,092,948 and 2,079,948 as of September 30, 2003 and June 30, 2003.	21	21
Additional paid-in capital	4,985	4,403
Retained earnings (acccumulated deficit)	981	(7)
Accumulated other comprehensive income	261	1,758
Less treasury stock, at cost; 13,000 common shares at September 30, 2003	(21)	—
Total stockholders’ equity	6,232	6,180
Total liabilities and stockholders’ equity	$17,281	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Reorganized Company	Predecessor	Reorganized Company
	Three Months Ended September 30, 2003	Two Months Ended August 31, 2002	One Month Ended September 30, 2002	Three Months Ended September 30, 2002
	(As restated)
Revenues:
Merchandise sales	$3,321	$1,578	$930	$2,508
Pawn service charges	1,618	853	419	1,272
Other	45	38	42	80
Total revenues	4,984	2,469	1,391	3,860

Cost of sales	2,682	1,075	672	1,747
Gross profit	2,302	1,394	719	2,113
Expenses:
Store operating expenses	1,518	896	449	1,345
Corporate administrative expenses	641	336	222	558
Depreciation and amortization	111	63	23	86
Total expenses	2,270	1,295	694	1,989
Operating income/(loss)	32	99	25	124
Interest and dividend income	100	—	—	—
Interest expense including preferred dividends of $67 for the three months ended September 30, 2003	(161)	(83)	(38)	(121)
Gain on disposition of assets	3	—	—	—
Gain on sale of investments	1,631	—	—	—
Reorganization expenses	—	(241)	—	(241)
Net income/(loss) before taxes and extraordinary items	1,605	(225)	(13)	(238)
Income tax provision	586	—	—	—
Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Net income/(loss)	1,019	11,585	(13)	11,572
Preferred stock dividend requirement	(31)	—	(33)	(33)
Net income/(loss) allocable to common stockholders	$988	$11,585	$(46)	$11,539

Income (loss) per common share (note 5):
Basic
Continuing Operations	$0.48	$(0.09)	$(0.02)	$	*
Extraordinary Items	—	4.72	—		*
	$0.48	$4.63	$(0.02)	$	*
Diluted
Continuing Operations	$0.27	$(0.09)	$(0.02)	$	*
Extraordinary Items	—	4.72	—		*
	$0.27	$4.63	$(0.02)	$	*

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Reorganized Company	Predecessor	Reorganized Company
	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002	For the Three Months Ended September 30, 2002
	(As Restated)
Cash flows from operating activities:
Net income/ (loss)	$1,019	$11,585	$(13)	$11,572
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	111	63	23	86
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(1,631)	—	—	—
Deferred income tax expense related to bankruptcy	568	—	—	—
Unrealized gain on investments	—	—	175	175
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(10)	(24)	(33)	(57)
Pawn service charges receivable	(73)	(45)	(24)	(69)
Inventories, net	(285)	62	46	108
Prepaid expenses and other current Assets	32	(3)	25	22
Accounts payable and accrued Liabilities	85	(56)	(243)	(299)
Net cash provided by operating Activities	(184)	(228)	(44)	(272)
Cash flows from investing activities:
Pawn loans made, net	(679)	(414)	(213)	(627)
Proceeds from sale of investments	5,400	—	—	—
Purchase of Investments	(2,131)	—	—	—
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(95)	—	(69)	(69)
Other assets	(55)	—	—	—
Net cash provided by (used in) investing activities	2,440	(414)	2,283	1,869
Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	127	455	(370)	85
Sale of common stock	13	—	—	—
Purchase of treasury stock	(21)	—	—	—
Dividends paid	(31)	—	(33)	(11)
Net cash provided by (used in) financing activities	88	455	(403)	52
Net increase (decrease) in cash and cash equivalents	2,344	(187)	1,836	1,649
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$2,564	$190	$2,026	$2,026
Supplemental disclosures of cash flow information - Cash paid for interest	$142	$83	$60	$143

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

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB and Form 10-KSB/A (Amendment No. 1) which have been previously filed with the Securities and Exchange Commission.

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

(2)                      Plan of Reorganization - Fresh-start Reporting

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended September 30, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended September 30, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$988,000	2,079,948	$0.48

Effect of preferred dividend-Series B	31,000	1,720,130

Diluted earnings per common share	$1,019,000	3,800,078	$0.27

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

As of September 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(7)	$—
Bonds	4,323	268	4,591

Total	$4,330	$261	$4,591

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)       Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended September 30, 2003

Net income	$1,019
Unrealized gain from available for sale securities	134
Reclassification of realized gains included in net income	(1,631)

Comprehensive income (loss)	$(478)

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

(9)       Restatement of Annual and Quarterly Financial Statements

The financial statements for the ten months ended June 30, 2003 and for the three months ended September 30, 2003 have been restated from amounts previously reported to reflect the correction of an error for the understatement of income tax expense related to the utilization of the Company’s net operating loss carryforwards not previously recorded upon the emergence from bankruptcy.  The restatement increased income tax expense by $197,000 for the ten months ended June 30, 2003 and increased income tax expense and reduced net income by $568,000 for the three months ended September 30, 2003.with a corresponding increase in paid in capital.  There is no effect on cash flows of the Company for this restatement.

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

In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB and Form 10-KSB/A for the fiscal year ended June 30, 2003.

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

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended September 30, 2003 and September 30, 2002 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB and Form 10-KSB/A for the fiscal year ended June 30, 2003.

	For the Three Months Ended September 30, 2003	For the Two Months Ended August 31, 2002	For the One Month Ended September 30, 2002
Merchandise sales	66.6%	63.9%	66.9%
Pawn service charges	32.5	34.6	30.1
Other income	0.9	1.5	3.0
Total revenues	100.0	100.0	100.0
Cost of sales	53.8	43.5	48.3
Gross profit	46.2	56.5	51.7
Store operating expenses	30.5	36.3	32.3
Store contribution margin	15.7	20.2	19.4
Corporate administrative expenses (excluding gain on debt discharge (1)	12.9	13.6	16.0
Interest expense	3.2	3.4	2.7
Depreciation and amortization	2.3	2.6	1.7
Operating income (loss)	(2.7)	0.6	(1.0)
Gain on sale of marketable securities	34.8	—	—
Net income (loss) before income taxes	32.3%	0.6	(1.0)
Income tax provision	11.8	—	—
Net income (loss) before income taxes	20.5%	0.6%	(1.0)%

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

The Company recognized income tax expense of $586,000 during the Three Month 2004 Period of which $568,000 is the result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase to paid in capital and therefore has no effect on the Company’s cash flows.

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

XPONENTIAL, INC. (Registrant)

August 27, 2004	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended