Form 10QSB/A
period 2003-12-31
XPONENTIAL  INC
filed 2004-08-30
CIK 1048142

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

6400 Atlantic Blvd., Suite 190, Norcross, Georgia 30071
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

EXPLANATORY NOTE

An income tax provision was recorded to account for income taxes as required under American Institute of Certified Public Accountants Statement of Position 90-7 for entities which  emerge from bankruptcy.  Income tax expense was increased to $739,000 from $18,000 for the six months ended December 31, 2003 and to $171,000 from $18,000 for the three months ended December 31, 2003 as a result of the correction of the error. This amendment reclassifies amounts between additional paid in capital and retained earnings at December 31, 2003 for the effect of recording income taxes for the ten months ended June 30, 2003 and includes a restatement for income tax expense of $92,000 for the three and four months ended December 31, 2002.  Certain footnote disclosures have also been amended to account for the additional income tax expense.  See Note 10 for a description of the restatement.

XPONENTIAL, INC.

INDEX

PART I – FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003	June 30, 2003
	(Unaudited)	(As restated)
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$1,015	$220
Accounts receivable	338	176
Pawn service charges receivable	608	503
Pawn loans	5,535	4,571
Inventories, net	2,705	2,540
Investments	3,037	7,725
Prepaid expenses and other current assets	371	245
Total current assets	13,609	15,980

Property and equipment, net	977	889
Intangible assets, net of amortization of $20 and $6 at December 31, 2003 and June 30, 2003, respectively	95	41
Other investments	2,613	—
Other assets	95	107
Total assets	$17,389	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$873	$1,009
Current installments of notes payable	3,921	4,074
Total current liabilities	4,794	5,083
Long term liabilities
Notes payable – net of current portion	327	396
Redeemable Preferred Stock:
Preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at December 31, 2003 and June 30, 2003	5,358	5,358
Total long term liabilities	5,685	5,754

Total liabilities	10,479	10,837

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at December 31, 2003 and June 30, 2003	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,322,922 and 2,079,948 issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	23	21
Additional paid-in capital	5,410	4,403
Retained earnings (accumulated deficit)	1,177	(7)
Accumulated other comprehensive income	335	1,758
Less treasury stock, at cost; 25,000 common shares at December 31, 2003	(40)	—
Total stockholders’ equity	6,910	6,180
Total liabilities and stockholders’ equity	$17,389	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands, except per share data)	Six Months Ended December 31, 2003	Two Months Ended August 31, 2002	Four Months Ended December 31, 2002	Six Months Ended December 31, 2002
	(As restated)		(As restated)	(As restated)
Revenues:
Merchandise sales	$7,301	$1,578	$4,204	$5,782
Pawn service charges	3,346	853	1,818	2,671
Other	221	38	78	116
Total revenues	10,868	2,469	6,100	8,569

Expenses:
Cost of sales	5,983	1,075	3,053	4,128
Store operating expenses	3,101	896	1,786	2,682
Corporate administrative expenses	1,441	336	947	1,283
Depreciation and amortization	229	63	99	162
Total expenses	10,754	2,370	5,885	8,255

Operating income	114	99	215	314
Interest and dividend income	255	—	41	41
Interest expense including redeemable preferred stock dividends of $134,000 for the six months ended December 31, 2003	(325)	(83)	(107)	(190)
Gain on disposition of assets	(4)	—	5	5
Gain on sale of investments	1,946	—	88	88
Reorganization expenses	—	(241)	—	(241)
Net income before income taxes and extraordinary items	1,986	(225)	242	17
Extraordinary items:
Gain on debt discharge	—	11,810	—	11,810
Net income before income taxes	1,986	11,585	242	11,827
Income tax provision	(739)	—	(92)	(92)
Net income	1,247	11,585	150	11,735
Preferred stock dividend requirement	(63)	—	(131)	(131)
Net income allocable to common stockholders	$1,184	$11,585	$19	$11,604

Income (loss) per common share (note 5):
Basic
Continuing Operations	$0.56	$(0.09)	$0.01	$	*
Extraordinary Items	—	4.72	—		*
	$0.56	$4.63	$0.01	$	*
Diluted
Continuing Operations	$0.32	$(0.09)	$0.02	$	*
Extraordinary Items	—	4.72	—		*
	$0.32	$4.63	$0.02	$	*

* Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements.

(In thousands, except per share data)	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
	(As restated)	(As restated)
Revenues:
Merchandise sales	$3,980	$3,274
Pawn service charges and related fee income	1,728	1,399
Management advisory and related fee income	176	63
Total revenues	5,884	4,736

Expenses:
Cost of sales	3,301	2,381
Store operating expenses	1,583	1,336
Corporate administrative expenses	800	720
Depreciation and amortization	118	76
Total expenses	5,802	4,513

Operating income	82	223

Interest and dividend income	155	14
Interest expense including redeemable preferred stock dividends of $67,000 for the three months ended December 31, 2003	(164)	(69)
Gain on disposition of assets	(7)	—
Gain on sale of investments	315	88
Net income before income taxes	381	256
Income tax provision	(153)	(92)
Net income/(loss)	228	164

Preferred stock dividend requirement	(31)	(98)
Net income allocable to common stockholders	$197	$66

Income per common share (note 5):
Basic
Continuing Operations	$0.09	$0.03
Extraordinary Items	—	—
	$0.09	$0.03
Diluted
Continuing Operations	$0.06	$0.02
Extraordinary Items	—	—
	$0.06	$0.02

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands)	For the Six Months Ended December 31, 2003	For the Two Months Ended August 31, 2002	For the Four Months Ended December 31, 2002	For the Six Months Ended December 31, 2002
	(As restated)	(As restated)	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$1,247	$11,585	$150	$11,735
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	229	63	99	162
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(1,946)	—	—	—
Deferred income tax expense related to bankruptcy	721	—	92	92
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(162)	(24)	(19)	(43)
Net decrease (increase) in pawn loans	(105)	(45)	(70)	(115)
Inventories, net	(165)	62	158	220
Prepaid expenses and other current Assets	(168)	(3)	(67)	(70)
Accounts payable and accrued Liabilities	(136)	(56)	(70)	(126)
Net cash (used in) provided by operating activities	(485)	(228)	273	45
Cash flows from investing activities:
Pawn loans made, net	(964)	(414)	(640)	(1,054)
Proceeds from sale of investments	7,809	—	—	—
Purchase of Investments	(5,205)	—	(220)	(220)
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(317)	—	(164)	(164)
Net cash provided by (used in) investing activities	1,323	(414)	1,541	1,127

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	(222)	455	(562)	(107)
Sale of common stock	283	—
Purchase of treasury stock	(40)	—
Dividends paid	(62)	—	(131)	(131)
Net cash provided by (used in) financing activities	(41)	455	(693)	(238)
Net increase (decrease) in cash and cash equivalents	795	(187)	1,121	934
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$1,015	$190	$1,311	$1,311
Supplemental disclosures of cash flow information - Cash paid for interest	$288	$83	$102	$185

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

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB and Form 10-KSB/A which have been previously filed with the Securities and Exchange Commission.

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

The Bankruptcy Court confirmed the Plan on May 20, 2002 with an Effective Date of May 31, 2002.  The consummation of the Plan was contingent on several material events, including consummation of the Merger which occurred on August 30, 2002 which was reported as a material business combination.

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

After consideration of the Company’s debt capacity, extensive negotiations among parties in interest, projected earnings before interest and taxes, free cash flow to interest and debt service and other capital considerations, it was agreed that the Company’s organization capital structure prior to the Merger, was as  follows:

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

Of the $5.1 million in other assets, $5.0 million are investments in marketable securities.  The Company classified these securities as long term assets at the time of the Merger due to its intent to defer sale of these securities to offset gains on disposition with accumulated net operating losses.

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

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan  stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period two years from the date certain contingency conditions are satisfied and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan and a total of the greater of 325,000 or the number of  shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan.  In February 2003, the Company granted options covering 455,000 common shares under the Stock Option Plan of which 299,000 shares were immediately exercisable. The remaining options for the grant of 156,000 shares were contingent upon achieving $500,000 EBITDA for the fiscal year ended June 30, 2003 which the Company did achieve.  These options vest 66 2/3% on June 30, 2004 and 33 1/3% on June 30, 2005.  The $8,000 cost of these options is being amortized over the vesting period described above.   The Company recognized $1,200 and $2,400 of compensation expense for options granted during the three month and six month periods ended December 31, 2003, respectively.  The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of December 31, 2003, 18,914 shares have been issued under the Incentive Plan.

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended December 31, 2003 and 2002, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Three Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$197,000	2,160,939	$0.09

Effect of preferred dividend-Series B	31,000	1,720,130

Diluted earnings per common share	$228,000	3,881,069	$0.06

For the Three Months Ended December 31, 2002	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$66,000	2,079,948	$0.03

Effect of preferred dividend-Series B	31,000	1,720,130

Diluted earnings per common share	$93,000	3,800,078	$0.02

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the six months ended December 31, 2003 and for the four months ended December 31, 2002, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Six Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$1,184,000	2,120,444	$0.56

Effect of preferred dividend-Series B	63,000	1,720,130

Diluted earnings per common share	$1,247,000	3,840,574	$0.32

For the Four Months Ended December 31, 2002	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$19,000	2,079,948	$0.01

Effect of preferred dividend-Series B	43,000	1,720,130

Diluted earnings per common share	$62,000	3,800,078	$0.02

Stock option grants of 236,000 have been excluded from the computation because they are antidilutive.

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

As of December 31, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	2,695	341	3,036

Total	$2,702	$335	$3,037

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)           Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended December 31, 2003	For the Six Month Period Ended December 31, 2003

Net income	$228	$1,265
Unrealized gain from available for sale securities	389	523
Reclassification of realized gains previously recognized in comprehensive income	(315)	(1,946)

Comprehensive income (loss)	$302	$(158)

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

(9)               Subsequent Events

In January 2004, the Company filed a Registration Statement on Form SB-2 offering $20,000,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014.  The net proceeds of the offering will be utilized to pay down the Company s existing line of credit, for acquisitions, and for working capital purposes.

(10)   Restatement of Annual and Quarterly Financial Statements

The financial statements for the year ended June 30, 2003 and for the quarters ended December 31, 2003 and December 31, 2002 have been restated from amounts previously reported to reflect the correction of an error for the understatement of income tax expense related to the utilization of the Company’s net operating loss carryforwards not previously recorded upon emergence from bankruptcy.  The restatement increased income tax expense and reduced net income by $153,000 and $568,000 for the three and six months ended December 31, 2003, respectively, and increased income tax expense and reduced net income by $92,000 for the three and six months ended December 31, 2002, respectively,  with corresponding increases in paid in capital.  There is no effect on cash flows of the Company for this restatement.

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

	For the Six Months Ended December 31, 2003	For the Six Months Ended December 31, 2002

Merchandise sales	67.2%	67.5%
Pawn service charges and related fee income	31.4	32.5
Management advisory and related fee income	1.4	—
Total revenues	100.0	100.0

Cost of sales	55.1	48.2
Store operating expenses	28.5	31.3
Corporate administrative expenses (excluding gain on debt discharge) (1)	13.3	15.0
Depreciation and amortization	2.1	1.9
Total Expenses	99.0	96.4
Operating Income	1.0	3.6
Interest and dividend income	2.3	0.5
Interest expense (2)	(3.0)	(2.2)
Gain on disposition of assets	—	0.1
Gain on sale of investments	17.9	1.0
Net income before income taxes	18.2	3.0
Income tax provision	6.8	0.1
Net income	11.4%	2.9%

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

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002
Merchandise sales	67.6%	69.1%
Pawn service charges and related fees	29.9	30.9
Management advisory and related fee income	2.4	—
Total revenues	100.0	100.0

Cost of sales	56.1	50.3
Store operating expenses	26.9	28.2
Corporate administrative expenses (excluding gain on debt discharge) (1)	13.6	15.2
Depreciation and amortization	2.0	1.6
Total Expenses	98.6	95.3

Operating Income	1.4	4.7
Interest and dividend income	2.6	0.3
Interest expense	(2.8)	(1.5)
(Loss) on disposition of assets	(0.1)	—
Gain on sale of investments	5.4	1.9
Net income before income taxes	6.5	5.4

Income tax provision	2.9	1.8

Net income (loss	3.6%	3.6%

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

The Company recognized income tax expense of $739,000 during the Six Month 2004 Period compared to $92,000 during the Six Month 2003 Period.  $721,000 of the Six Month 2004 Period income tax expense and $92,000 of the Six Month 2003 Period income tax expense is offset by the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase in paid in capital and therefore has no effect on the Company’s cash flows.

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

The Company recognized income tax expense of $171,000 during the Three Month 2004 Period compared to $92,000 during the Three Month 2003 Period.  $153,000 of the Three Month 2004 Period income tax expense and $92,000 of the Three Month 2003 Period income tax expense is offset by the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase in paid in capital and therefore has no effect on the Company’s cash flows.

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