Form 10QSB/A
period 2004-03-31
XPONENTIAL  INC
filed 2004-08-30
CIK 1048142

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

EXPLANATORY NOTE

An income tax provision was recorded to account for income taxes as required American Institute of Certified Public Accountants Statement of Position 90-7 for entities which emerge from bankruptcy.  Income tax expense was increased to $681,000 from $18,000 for the nine months ended March 31, 2004 as a result of the correction of the error.  Certain footnote disclosures have also been amended to account for the additional income tax expense.  This amendment reclassifies amounts between additional paid in capital and retained earnings at March 31, 2004 for the effect of recording income taxes for the ten months ended June 30, 2003 and includes a restatement for income tax expense of $194,000 and $286,000 for the three and seven months ended March 31, 2003, respectively.  See Note 10 for a description of the restatement.

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

ITEM 1.          FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2004	June 30, 2003
	(Unaudited)	(As restated)
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$800	$220
Accounts receivable	67	176
Pawn service charges receivable	483	503
Pawn loans	4,386	4,571
Inventories, net	2,740	2,540
Investments, including $2,500 pledged to secure notes payable	3,293	7,725
Prepaid expenses and other current assets	309	245
Total current assets	12,078	15,980

Property and equipment, net	903	889
Intangible assets, net of amortization of $33 and $6 at March 31, 2004 and June 30, 2003, Respectively	46	41
Investment in AIMC (note 8)	2,725	—
Other assets	221	107
Total assets	$15,973	$17,017

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$655	$1,009
Current installments of notes payable	3,108	4,074
Total current liabilities	3,763	5,083
Long term liabilities
Notes payable – net of current portion	298	396
Redeemable Preferred Stock:
Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at March 31, 2004 and June 30, 2003	5,358	5,358
Total long term liabilities	5,656	5,754

Total liabilities	9,419	10,837

Stockholders’ equity:
Preferred stock - $0.01 par value, 2,500,000 authorized:
Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued.	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,322,862 and 2,079,948 issued and outstanding. March 31, 2004 and June 30, 2003, respectively	23	21
Additional paid-in capital	5,352	4,403
Retained earnings (accumulated deficit)	967	(7)
Accumulated other comprehensive income	247	1,758
Less treasury stock, at cost; 25,000 common shares at March 31, 2004	(40)	—
Total stockholders’ equity	6,554	6,180

Total liabilities and stockholders’ equity	$15,973	$17,017

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
	Nine Months Ended March 31, 2004	Two Months Ended August 31, 2002	Seven Months Ended March 31, 2003	Nine Months Ended March 31, 2003
	(As restated)		(As restated)	(As restated)
Revenues:
Merchandise sales	$10,715	$1,578	$7,497	$9,075
Pawn service charges and related fee income	5,102	891	3,196	4,087
Management advisory and related fee income	301	—	—	—
Total revenues	16,118	2,469	10,693	13,162

Expenses:
Cost of sales	8,936	1,075	5,342	6,417
Store operating expenses	4,680	896	3,168	4,064
Corporate administrative expenses	2,217	336	1,816	2,152
Depreciation and amortization	355	63	171	234
Total expenses	16,188	2,370	10,497	12,867
Operating income (loss)	(70)	99	196	295

Interest and dividend income	319	—	95	95
Interest expense including redeemable preferred stock dividends of $201 for the nine months ended March 31, 2004	(523)	(83)	(176)	(259)
Gain on disposition of assets	5	—	6	6
Reorganization expenses	—	(241)	—	(241)
Gain on sale of investments	2,018	—	631	631
Net income (loss) before extraordinary items and income taxes	1,749	(225)	752	527
Income tax provision	681	—	286	286
Net income (loss) before extraordinary item	1,068	(225)	466	241
Extraordinary item:
Gain on debt discharge	—	11,810	—	11,810
Net income	1,068	11,585	466	12,051
Preferred stock dividend requirement	(94)	—	(229)	(229)
Net income allocable to common stockholders	$974	$11,585	$237	$11,822

Income (loss) per common share (note 5):
Basic
Continuing operations	$0.42	$(0.09)	$0.11	$	*
Extraordinary item	—	4.72	—		*
	$0.42	$4.63	$0.11	$	*
Diluted
Continuing operations	$0.26	$(0.09)	$0.08	$	*
Extraordinary item	—	4.72			*
	$0.26	$4.63	$0.08	$	*

*Loss per share for period includes periods prior to and after Plan consummation and merger are therefore not meaningful.

See accompanying notes to consolidated financial statements

(In thousands, except per share data)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(As restated)	(As restated)
Revenues:
Merchandise sales	$3,414	$3,203
Pawn service charges and related fee income	1,687	1,388
Management advisory and related fee income	149	—
Total revenues	5,250	4,591

Expenses:
Cost of sales	2,953	2,288
Store operating expenses	1,579	1,386
Corporate administrative expenses	776	868
Depreciation and amortization	126	73
Total expenses	5,434	4,615

Operating (loss)	(184)	(24)

Interest and dividend income	64	53
Interest expense including redeemable preferred stock dividends of $67 for the three months ended March 31, 2004	(198)	(69)
Gain on disposition of assets	9	—
Gain on sale of investments	72	543
Net income (loss) before income taxes	(237)	503
Income tax (provision) benefit	58	(194)
Net income (loss)	(179)	309

Preferred stock dividend requirement	(31)	(98)
Net income (loss) allocable to common stockholders	$(210)	$211

Income (loss) per common share (note 5):
Basic
Continuing operations	$(0.09)	$0.10

Diluted
Continuing operations	$(0.09)	$0.06

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Reorganized Company	Predecessor	Reorganized Company
(In thousands)	For the Nine Months Ended March 31, 2004	For the Two Months Ended August 31, 2002	For the Seven Months Ended March 31, 2003	For the Nine Months Ended March 31, 2003
	(As restated)		(As restated)	(As restated)
Cash flows from operating activities:
Net income	$1,068	$11,585	$466	$12,051
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	355	63	171	234
Gain on debt discharge	—	(11,810)	—	(11,810)
Gain on sale of investments	(2,018)	—	—	—
Deferred income tax expense	663	—	286	286
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	109	(24)	8	(16)
Net decrease (increase) in pawn loans
Inventories, net	(200)	62	440	502
Prepaid expenses and other current assets	(182)	(3)	25	22
Accounts payable and accrued liabilities	(354)	(56)	132	76
Net cash (used in) provided by operating activities	(559)	(183)	1,528	1,345
Cash flows from investing activities:
Pawn loans made, net	205	(459)	(233)	(692)
Proceeds from sale of investments	8,200	—	871	871
Purchase of investments	(6,010)	—	—	—
Cash acquired in merger (1)	—	—	2,565	2,565
Purchases of property and equipment	(338)	—	(304)	(304)
Net cash provided by (used in) investing activities	2,057	(459)	2,899	2,440

Cash flows from financing activities:
(Principal payments)/borrowings on notes payable	(1,065)	455	(2,415)	(1,960)
Sale of common stock	281	—	—	—
Purchase of treasury stock	(40)	—	—	—
Dividends paid	(94)	—	(229)	(229)
Net cash provided by (used in) financing activities	(918)	455	(2,644)	(2,189)
Net increase (decrease) in cash and cash equivalents	580	(187)	1,783	1,596
Cash and cash equivalents at beginning of period	220	377	190	377
Cash and cash equivalents at end of period	$800	$190	$1,973	$1,973

Supplemental disclosures of cash flow information -
Cash paid for interest	$152	$83	$164	$247

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

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2003 included in the Company’s Form 10-KSB and Form 10KSB/A which have been previously filed with the Securities and Exchange Commission.

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

On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) in the case of Xponential, Inc., Debtor, Case No. 01-44957-BJH-11.  The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the “Plan”).  A confirmation hearing for the Plan was held on May 20, 2002 and the Plan was confirmed by order of the Bankruptcy Court as of that date (“Confirmation Date”).  The Plan became effective on May 31, 2002 (the “Effective Date”).

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

(3)           Notes Payable

Revolving Credit Facility-

The Company and its wholly-owned subsidiary, PawnMart, Inc. (“PawnMart”) currently have a credit facility with Comerica Bank (the “Bank”) in the amount of $4,000,000 that matures on June 30, 2004 and bears interest at 9% per annum (the “Credit Facility”), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004.  Amounts available under the Credit Facility are limited to certain percentages of pawn loans, inventories, and pawn service charges receivable.  The Credit Facility is collateralized by substantially all of the unencumbered assets of the Company and PawnMart.  The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000.  At March 31, 2004, $2,955,000 was outstanding under the Credit Facility and an additional $845,000 was available to the Company pursuant to the available borrowing base.  Under the terms of the Credit Facility, the Company and PawnMart are required to maintain certain financial ratios and to comply with certain other covenants.  The Company and PawnMart paid fees associated with the Credit Facility totaling $80,000 during the nine months ended March 31, 2004.

In April 2004, PawnMart entered into a commitment agreement for a $4,500,000 senior credit facility with First Capital Corporation. (the “Senior Credit Facility”) to replace the current Credit Facility with Comerica Bank on more favorable terms.   The Senior Credit Facility will mature three years from closing and will bear interest at a rate of the prevailing prime rate plus 2%.  The Company has paid a fee of $15,000 in connection with the commitment.  Although the Company anticipates that the transaction with First Capital Corporation will be completed, there can be no assurance that the Senior Credit Facility will be funded.

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

For the Three Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$211,000	2,079,948	$0.10

Assumed conversion of Series B Preferred Stock	31,000	1,720,130

Diluted earnings per common share	$242,000	3,800,078	$0.06

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the nine months ended March 31, 2004 and for the seven months ended March 31, 2003, respectively, following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Nine Months Ended March 31, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$974,000	2,322,862	$0.42

Assumed conversion of Series B Preferred Stock	94,000	1,720,130

Diluted earnings per common share	$1,068,000	4,042,992	$0.26

For the Seven Months Ended March 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$237,000	2,079,948	$0.11

Assumed conversion of Series B Preferred Stock	74,000	1,720,130

Diluted earnings per common share	$311,000	3,800,078	$0.08

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

As of March 31, 2004, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	3,039	253	3,092

Total	$3,046	$247	$3,293

As of June 30, 2003, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain	Market Value

Stocks	$3,415	$1,686	$5,101
Bonds	2,552	72	2,624

Total	$5,967	$1,758	$7,725

(7)           Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended March 31, 2004	For the Nine Month Period Ended March 31, 2004

Net income (loss)	$(179)	$1,032
Unrealized gain from available for sale Securities	(77)	231
Reclassification of realized gains included in net income	(7)	(1,150)

Comprehensive income (loss)	$(263)	$313

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

At April 30, 2004, the Company and its wholly-owned subsidiary Xponential Advisors, Inc. collectively owned 463,248 common shares of AIMC, or approximately a 9.1% ownership interest, exclusive of the warrants to purchase 100,000 shares of AIMC common stock at $15.00 per share received in connection with the financing.

As of April 30, 2004 directors and officers of the Company, directly and through affiliates, owned 18.92% of the common stock of AIMC, calculated on a fully diluted basis.

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

(10)         Restatement of Annual and Quarterly Financial Statements

The financial statements for the year ended June 30, 2003 and for the quarters ended March 31, 2004 and March 31, 2003 have been restated from amounts previously reported to reflect the correction of an error for the understatement of income tax expense related to the utilization of the Company’s net operating loss carryforwards not previously recorded upon the emergence from bankruptcy. The restatement reduced income tax benefit and increased the net loss by $23,000 for the three months ended March 31, 2004, increased income tax expense and reduced net income by $68,000 for the nine months ended March 31, 2004 and increased income tax expense and reduced net income by $194,000 and $286,000 for the three and seven months ended March 31, 2003, respectively, with corresponding increases to paid in capital.  There is no effect on cash flows of the Company for this restatement.

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

In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB and Form 10KSB/A for the fiscal year ended June 30, 2003.

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

Interest expense increased $121,000 from $234,000 during the Nine Month 2004 Period as compared to the Nine Month 2003 Period primarily due to the reclassification of dividends as interest expense on redeemable preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

The Company also recognized a gain of $2,018,000 on the sale of securities during the Nine Month 2004 Period primarily due to the sale of its holdings in Sanders Morris Harris Group, Inc. for $4,998,000 in July 2003 which resulted in a $1,630,000 gain.

The Company recognized an income tax expense of $681,000 during the Nine Month 2004 Period compared to $286,000 during the Nine Month 2003 Period.  $663,000 of the Nine Month 2004 Period income tax expense and $286,000 of the Nine Month 2003 Period income tax expense is offset by the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase in paid in capital and therefore has no effect on the Company’s cash flows.

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

Interest expense increased $124,000 from $69,000 during the Three Month 2004 Period as compared to the Three Month 2003 Period primarily due to the reclassification of dividends as interest expense on redeemable preferred stock issued in conjunction with the Plan in accordance with SFAS 150.

The Company recognized an income tax benefit of $58,000 during the Three Month 2004 Period compared to income tax expense of $194,000 during the Three Month 2003 Period.  The income tax benefit recognized in the Three Month 2004 Period and the income tax expense recognized in the Three Month 2003 Period are offset by the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and are offset with a corresponding adjustments to paid in capital and therefore have no effect on the Company’s cash flows.

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