Form 10KSB
period 2004-06-30
XPONENTIAL INC
filed 2004-09-28
CIK 1048142

Use these links to rapidly review the document
Table of Contents
ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13919

Xponential, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2520896 (I.R.S. Employer Identification No.)
6400 Atlantic Boulevard, Suite 190 Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

Issuer's telephone number, including area code: (678) 720-0660

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	OTC BB

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer's revenue for its most recent fiscal year: $20,534,000.

As of June 30, 2004 2,344,206 shares of $0.01 par value common stock were issued and outstanding. The aggregate market value of the common stock held by non-affiliates, based on the book value of the common stock, was approximately $3,829,000.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Xponential, Inc.
Form 10-KSB Annual Report
For the Fiscal Year Ended June 30, 2004

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

        The Company is primarily a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers. The Company operates 26 stores, commonly known as "pawnshops," through PawnMart, Inc., its wholly owned subsidiary. PawnMart generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. The Company's principal office is located at 6400 Atlantic Boulevard, Suite 190, Norcross, Georgia and its telephone number is (678) 720-0660.

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

        In May 2002 the Board of Directors of the Company determined that it was in the Company's best interest to change its fiscal year end from the Saturday nearest January 31 to June 30 to more accurately reflect the Company's post-bankruptcy operating results. A transition report was filed for the five month period ended June 30, 2002 reflecting the change in the year end. "Fiscal 2004" is defined as the twelve month period ended June 30, 2004; "Fiscal 2003" is defined as the twelve month period ended June 30, 2003; "Fiscal 2002" represents the five month transition period ended June 30, 2002; and "Fiscal 2001" represents the 52 week period ended February 2, 2002.

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

BUSINESS STRATEGY

        The Company's primary business plan is to expand its existing pawnshop operation through internal growth of existing locations and selective acquisition of existing stores in the markets in which it currently operates. Management has determined that due to the rapid expansion the industry experienced in the late 1990s, attempting to open new locations at this time is not the most profitable strategy for expansion. Management intends to focus on acquiring existing pawn stores in its existing markets during the next fiscal year to increase the economies of scale of its current management structure which will improve short- and long-term profitability. Management has determined that because existing stores have an established customer base, pawn portfolio, and retail sales business, acquisitions will contribute more quickly to revenues and profitability than opening new locations. The Company acquired one store in the Atlanta metroplex and closed its only location in South Carolina during Fiscal 2004.

        The Company also invests in and is seeking to acquire companies in the finance, retail or manufacturing industries where its management expertise in restructuring and expanding existing operations for companies with an established market can create additional value for its stockholders. The first such investment by the Company is American IronHorse Motorcycle Company, Inc. ("American IronHorse"), a specialty motorcycle manufacturer, which the Company invested in and has provided advisory services to since October 2003. As of June 30, 2004 the Company had invested $3,018,000 in American IronHorse. The Company invested an additional $1,395,000 to purchase additional equity in American IronHorse subsequent to June 30, 2004 and may increase its investments in American IronHorse in the future pending approval by the Company's Board of Directors.

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

        The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company's stores range from 24% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges totaled $6,605,000 for Fiscal 2004. As a percent of the Company's total revenues, pawn service charges contributed 32.2% to the Company's total revenues in Fiscal 2004 compared to 32.2%,31.9% and 28.7% during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Pawn service charges contributed to 70.9%, 61.6%, 61.9% and 68.7% of the Company's gross profit during Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company's average pawn loan was $121, $127, $110 and $114 at June 30, 2004, June 30, 2003, June 30, 2002 and February 2, 2002, respectively.

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

        Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 10.2%, 6.4%, 6.7% and 6.7% of the Company's total revenues during Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, although for loans in excess of $5,000 the Company's policy is to take physical possession of the vehicle and secure it at one of its storage sites. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances. The Company's primarily internal growth strategy is to continue to expand the auto title loan portion of its business due to the relatively low default rates and high renewal and redemption rates.

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

        Merchandise sales contributed to 66.1%, 67.2%, 66.8% and 69.8% of the Company's total revenues during Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Merchandise sales contributed to 25.4%, 37.1%, 35.5% and 27.7% of the Company's gross profit during Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company realized gross profit margins on merchandise sales of 17.4%, 28.8%, 27.4% and 16.6% during Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for a discussion of factors affecting the results of operations of the Company's retail sales.

        The Company does not provide financing to purchasers of its merchandise nor does it provide warranties or refunds for merchandise sold at any of its locations.

        Prospective purchasers may purchase an item on layaway, whereby the purchaser will typically put down a minimum of 20% of an item's purchase price as a layaway deposit. The Company will hold the item for a ninety-day period during which the customer is required to pay for the item in full. As of June 30, 2004 layaway deposits held by the Company totaled $93,000.

        The Company writes down to lower of cost or market its merchandise held for resale based upon management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise.

Retail Store Management

        Each location has a store manager who typically supervises its personnel and assures that it is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a district manager who will typically supervise up to nine stores. At June 30, 2004 the Company had established four operating districts, each of which was managed by a district manager.

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

REGULATION

        The Company's store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Set forth below is a summary of the state pawnshop regulations in those states of the Company's operating locations at the end of Fiscal 2004.

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

        North Carolina Pawnshop Regulations.    In North Carolina the Pawnbrokers Modernization Act of 1989 regulates the licensing, reporting and financial responsibility of pawnbrokers. Appropriate city and county governments must be petitioned in order to acquire a license. Once licensed, a pawnbroker must keep consecutively numbered records of each and every pawn transaction. No pawnbroker may receive an effective rate of interest in excess of 2% per month, except that the pawnbroker may charge additional fees up to 20% per month for services such as title investigation, insurance, storage, reporting fees, etc., so long as certain total dollar limits are not exceeded. Mobile homes, recreational vehicles, or motor vehicles other than a motorcycle may not be pledged.

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

Employees

        As of June 30, 2004 the Company had a total of 146 employees all of which are employed on a full-time basis. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently leases all of its locations with monthly rental payments ranging from $2,500 to $7,000 per location and having initial lease terms expiring from October 2004 through October 2010. Substantially all of the Company's leased locations include renewal options. The size of the leased store locations range from approximately 1,800 to 19,075 square feet. The Company leases all of these properties from unaffiliated third parties.

        The following table sets forth the geographic markets served by the Company and the number of stores in each market as of June 30, 2004, June 30, 2003, and June 30, 2002:

	Number of Stores as of June 30, 2004	Number of Stores as of June 30, 2003	Number of Stores as of June 30, 2002
Georgia:
Atlanta Metropolitan Area	20	19	16
Dalton	1	1	1
Rome	1	1	1
Calhoun	1	1	1

Total Georgia	23	22	19
North Carolina:
Charlotte	3	3	3

Total North Carolina	3	3	3
South Carolina:
Greenville Metropolitan Area	0	1	1

Total South Carolina	0	1	1

Total	26	26	23

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual meeting of the stockholders of the Company was held on April 23, 2004. At that meeting the following matters were submitted to a vote of the stockholders:

        The holders of shares of Common Stock are entitled to elect three members of the Board of Directors of the Company. Management's three Common Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 1,114,243 shares of Common Stock present in person or presented by proxy at the meeting, the number of shares of

Common Stock voted for, and the number of shares of Common Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Common Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
James R. Richards	1,092,600	21,643
Robert W. Schleizer	1,092,600	21,643
Carroll Dawson	1,092,600	21,643

        The holders of shares of Series B Preferred Stock are entitled to elect four members of the Board of Directors of the Company. Management's two Series B Preferred Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. At the time of the election there were two vacancies on the Board of Directors and the Nominating and Governance Committee was conducting a search for two qualified individuals to serve on the Board of Directors, but as of June 30, 2004 had not identified such individuals. J. Robert Collins was subsequently appointed on July 13, 2004 as a director to represent the holders of Series B Preferred Stock. The Nominating and Governance Committee anticipates that it will recommend to the Board of Directors additional candidates to fill the remaining vacancy in the near future. Of the 480,902 shares of Series B Preferred Stock present in person or presented by proxy at the meeting, the number of shares of Series B Preferred Stock voted for, and the number of shares of Series B Preferred Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Series B Preferred Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
Jeffrey A. Cummer	480,902	0
Dwayne A. Moyers	480,902	0

        A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended June 30, 2004 was approved. Of the 1,114,243 shares of Common Stock and 480,902 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,732,216 shares were voted for the proposal, 596 shares were voted against the proposal, and 35,733 shares abstained from voting with respect to the proposal.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Under the terms of the Plan the Company cancelled all equity interest of common and preferred shareholders and issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for indebtedness. As of September 22, 2004 there are 2,344,206 shares of Common Stock outstanding. As of September 22, 2004 there were approximately 610 stockholders of record of the Common Stock. Company's Common Stock is currently trading on the Nasdaq Bulletin Board under the symbol XPOI.

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

        In addition, the Company's credit facility with FCC, LLC contains covenants prohibiting the payment of dividends, without the prior written consent of the lender, on the Company's Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        For the Company's equity compensation plans, the following table shows, at the end of Fiscal 2004, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	206,000	$1.09	504,742	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	206,000	$1.09	504,742

(1)
At June 30, 2004 the number of shares of Common Stock available for incentive awards under the 2003 Stock Option Plan is 220,000 shares. The number of shares of Common Stock available for incentive awards under the 2003 Stock Incentive Plan is the greater of (a) 325,000 shares or (b) the number of share equal to five percent (5%) of the total number of shares of Common Stock from time to time outstanding.

Purchases of Equity Securities

        The Company purchased 25,000 shares from a director for $40,260 in Fiscal 2004; 13,000 shares for $21,060 ($1.62 per share) in July 2003 and 12,000 shares for $19,200 ($1.60 per share) in October 2003.

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

          INVENTORIES.    Inventories consist primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Because pawn loans are made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include the Company's internally published pricing guides, catalogues, "blue books," newspapers and previous disposition experience with similar items. The Company performs a physical count of its inventory at each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the carrying value of its inventories. Adverse changes in the disposition value of the Company's inventories may result in the need to write down its value.

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

          INCOME TAXES.    As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences can result in deferred tax assets and liabilities. As of June 30, 2004 the Company has not recognized any deferred tax assets or liabilities. In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, the Company recognized $596,000 and $197,000 of income tax expense and recorded a corresponding increase in additional paid in capital related to the utilization of net operating loss carryforwards previously unrecognized upon emergence from bankruptcy for the years ended June 30, 2004 and 2003, respectively.

          INVESTMENTS.    The Company accounts for its investment in American IronHorse on a cost basis. The investment of $3,018,000 at June 30, 2004 is 9.7% of the equity of American IronHorse. Subsequent to June 30, 2004 the Company invested an additional $1,395,000 in American IronHorse common stock $600,000 of which is financed by the seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,318 for 30 months beginning August 28, 2004. The additional investments increases its ownership to 13.9% of the equity of American IronHorse. The Company's other investments are accounted for as available for sale securities which results in the investments being carried at fair value on the balance sheet.

RESULTS OF OPERATIONS

For the Twelve Months Ended June 30, 2004 Compared to the Twelve Months Ended June 30, 2003

        Total revenues increased to $20,534,000 from $17,091,000 for the twelve months ended June 30, 2004 ("Fiscal 2004") compared to the twelve months ended June 30, 2003 ("Fiscal 2003"), a 20.1% increase. The increase is due primarily to increases in pawn service charges, increased merchandise sales and increased jewelry scrap sales. Merchandise sales for Fiscal 2004 were $13,585,000 compared to $11,481,000 for Fiscal 2003. The Company acquired one store and closed one store in Fiscal 2004. The new location contributed $226,000 to the increase in total revenue.

        In March 2004 the Company decided to close its store in South Carolina due to an unfavorable change in regulations effective January 2004 affecting automobile title loans. The impact on the Company's ability to recover defaulted collateral under the new regulations made the viability of operating one store in that market unfeasible. Store closing costs and impact on the Company's operations are insignificant. The store was closed in May 2004.

        The Company earned management advisory and investment fees totaling $344,000 during Fiscal 2004 related to the Company's investment in American IronHorse Motorcycle Company, Inc.

        Gross profit in Fiscal 2004 increased to $9,318,000 from $8,921,000 for Fiscal 2003, a 4.5% increase. Gross profit as a percent of total revenue decreased to 45.4% in Fiscal 2004 compared to 52.2% for Fiscal 2003. The increase in gross profit is attributable to increased pawn service charges and increased sales volume due to aggressive discounting of merchandise sales prices. Gross profit on merchandise sales decreased $942,000 or 28.5% to $2,369,000 in Fiscal 2004, $111,000 of which resulted from the new store.

        Gross profit as a percent of merchandise sales will be affected by the Company's lending practices and ability to effectively implement its specialty retail strategies. Gross profit as a percent of merchandise sales decreased 11.4% in Fiscal 2004 due to increased costs associated with the recovery and sale of cars on defaulted automobile title loans, write offs of defaulted automobile title loans, increased merchandise sales and higher related costs resulting from aggressively discounting sales prices.

        Store operating expenses consist of all items directly related to the operation of stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased 9.8% to $6,021,000, or 29.3% of total revenues, during Fiscal 2004 from $5,484,000, or 32.1% of total revenues, during Fiscal 2003.

        Corporate administrative expenses decreased 7.5% to $3,074,000 during Fiscal 2004 from $3,324,000 during Fiscal 2003 primarily due to reduced personnel expenses for bonuses earned in Fiscal 2003 and due to $241,000 in reorganization expenses incurred related to the bankruptcy in Fiscal 2003. Corporate administrative expenses decreased to 15.0% of total revenues during Fiscal 2004 as compared to 19.4% during Fiscal 2003.

        Interest expense increased $422,000 from $316,000 during Fiscal 2004 as compared to Fiscal 2003 primarily due to the reclassification of dividends as interest expense on redeemable preferred stock issued in conjunction in accordance with SFAS 150.

        The Company also recognized a gain of $2,046,000 on the sale of securities during Fiscal 2004 primarily due to the sale of its holdings in Sanders Morris Harris Group Inc. for $4,998,000 in July 2003 which resulted in a $1,630,000 gain.

        The Company recognized income tax expense of $614,000 during Fiscal 2004 compared to $197,000 during Fiscal 2003. The income tax expense is principally related to the utilization of net operating loss carryforwards not previously recognized from bankruptcy.

        The following table, as well as the discussion following, should be read in conjunction with "Item 7. Consolidated Financial Statements" and the notes thereto.

	Fiscal 2004	Fiscal 2003
Operating statement items as a percent of total revenues:
Merchandise sales	66.1%	67.2%
Pawn service charges and related fee income	32.2	32.2
Management advisory and related fee income	1.7	0.6

Total revenues	100.0	100.0
Cost of sales	54.6	47.8
Store operating expenses	29.3	32.1
Corporate administrative expenses	15.0	19.4
Depreciation and amortization	2.3	1.9

Operating loss	(1.2)	(1.2)
Interest and dividend income	2.0	0.7
Interest expense	(3.5)	(1.9)
Gain on sale of investments	9.9	4.1
Income tax (provision) benefit	(3.0)	(1.2)

Net income (loss)	4.2%	0.5%

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

        The Company obtained a new revolving credit facility from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the "Lender"), in an amount up to $4,500,000 (which replaced the Comerica line of credit), bears interest at the prevailing prime rate plus 2% (6% at June 30, 2004), and matures on June 17, 2007 (the "Credit Facility"). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart's eligible accounts receivable and inventory, subject to a $1,000,000 reserve and other reserves and adjustments. The Company was in compliance with the requirements and covenants as of June 30, 2004 and September 22, 2004. During Fiscal 2004 the Company paid fees associated with the Credit Facility totaling $40,000.

        As of June 30, 2004 the Company's primary sources of liquidity were $206,000 in cash and cash equivalents, $3,017,000 in marketable securities, $73,000 in trade accounts receivable, $489,000 in pawn service charges receivable, $4,449,000 in pawn loan receivables, $2,968,000 in inventories and $78,000 in available and unused funds under the Credit Facility.

        Net cash required by operations during Fiscal 2004 was $1,052,000, which included $10,000 in operating losses for its new store location.

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

        The Company believes it has sufficient working capital to fund its current operations for Fiscal 2005.

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

        The following table summarizes the Company's contractual obligations at June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods, assuming the Credit Facility is not renewed or extended in future periods (in thousands):

	Credit Facility	Other Long Term Debt	Preferred Stock Redemption Requirement	Preferred Stock Dividend Requirement	Non- cancelable leases for continuing obligations	Total
2005	—	121	500	389	1,228	2,238
2006	—	118	500	364	1,009	1,991
2007	2,785	120	500	339	848	4,592
2008	—	24	500	314	802	1,640
2009	—	—	500	289	473	1,262

Total	$2,785	$383	$2,500	$1,695	$4,360	$11,723

RECENT ACCOUNTING PRONOUNCEMENTS

        There are no recent accounting pronouncements expected to affect the Company.

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

Interest Rate Risk

        The Company is exposed to market risk in the form of interest rate risk. At June 30, 2004 the Company had $2,785,000 outstanding under its Credit Facility with FCC, LLC. This Credit Facility is priced with a variable rate based on the prevailing prime rate plus 2%. See Note 7 of "Notes to Consolidated Financial Statements." Based on the average outstanding indebtedness during the year ended June 30, 2004, a 10% increase in interest rates would have increased the Company's interest expense by approximately $28,000 for Fiscal 2004.

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

Risks Related to Automobile Title Loans

        Georgia and South Carolina pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 10.2% of the Company's total revenues during Fiscal 2004 were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral unless the loan amount is in excess of $5,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional or the revision of existing laws and regulations impacting the Company's ability to advance funds secured by automobile titles could have a material adverse effect on the Company's business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Issuance of Preferred Stock

        The Plan cancelled all outstanding equity interests in the Company for no value as of May 30, 2002. The Company's unsecured, non-priority creditors were issued 2,079,948 shares of Common Stock in the Company. As of June 30, 2004 there were 2,344,206 shares of Common Stock outstanding.

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

        We have audited the accompanying consolidated balance sheet of Xponential, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows year ended June 30, 2004, for the ten months ended June 30, 2003, and for the two months ended August 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xponential, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year ended June 30, 2004, the ten months ended June 30, 2003, and the two months ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON, LLP

Dallas, Texas
September 1, 2004

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2004

(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$206
Accounts receivable	73
Pawn service charges receivable	489
Pawn loans receivable	4,449
Inventories	2,968
Investments	3,017
Prepaid expenses and other current assets	275

Total current assets	11,477

Property and equipment	869
Intangible assets	35
Investment in American IronHorse Motorcycle Company, Inc.	3,018
Other assets	155

Total assets	$15,554

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of notes payable	$121
Accounts payable	65
Accrued payroll and payroll taxes	265
Deferred revenue	93
Other accrued expenses	273

Total current liabilities	817

Long term notes payable	3,050

3,867
Commitments and contingencies	—
Redeemable preferred stock:
Preferred stock—Series A; $0.01 par value, 1,250,000 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding	5,358
Stockholders' equity
Preferred stock—Series B; convertible, 500,050 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 500,042 shares issued and outstanding	5
Common stock $0.01 par value; 10,000,000 shares authorized: 2,344,206 issued	24
Treasury Stock	(40)
Additional paid-in capital	5,319
Retained earnings	740
Accumulated other comprehensive income	281

Total stockholders' equity	6,329

Total liabilities and stockholders' equity	$15,554

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Reorganized Company	Reorganized Company	Predecessor
	For the Year Ended June 30, 2004	For the Ten Months Ended June 30, 2003	For the Two Months Ended August 31, 2002
Revenues:
Merchandise sales	$13,585	$9,903	$1,578
Pawn service charges and related fee income	6,605	4,643	853
Management advisory and related fee income	344	76	38

Total revenues	20,534	14,622	2,469
Expenses:
Cost of sales	11,216	7,095	1,075
Store operating expenses	6,021	4,588	896
Corporate administrative expenses	3,074	2,747	336
Depreciation and amortization	473	265	63

Total expenses	20,784	14,695	2,370

Operating income (loss)	(250)	(73)	99
Interest and dividend income	423	123	—
Interest expense	(738)	(233)	(83)
Gain on disposition of assets	5	2	—
Gain on sale of investments	2,046	699	—
Reorganization expenses	—	—	(241)

Income (loss) from continuing operations	1,486	518	(225)
Extraordinary items:
Gain on debt discharge	—	—	11,810

Net income before income taxes	1,486	518	11,585
Income tax provision	614	197	—

Net income	872	321	11,585
Preferred stock dividend requirement	(125)	(328)	—

Net income (loss) allocable to common stockholders	$747	$(7)	$11,585

Income (loss) per common share:
Basic
Continuing operations	$0.32	$—	$(0.09)
Extraordinary items	—	—	4.72

	$0.32	$—	$4.63

Diluted
Continuing operations	$0.21	$—	$(0.09)
Extraordinary items	—	—	4.72

	$0.21	$—	$4.63

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended June 30, 2004, June 30, 2003 and June 30, 2002

(In Thousands, Except Share Data)

					Series A redeemable common stock purchase warrants		Series B redeemable common stock purchase warrants
									Additional common stock purchase warrants
	Preferred stock		Common stock								Retained Earnings (Accumulated deficit)			Total stockholders' equity (deficit)
										Additional paid-in capital		Other Comprehensive Income	Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2002	416,667	2,500	2,503,149	25	1,974,060	249	1,380,000	86	60	22,004	(33,407)	—	(70)	(8,553)
Net Income	—	—	—	—	—	—	—	—	—	—	11,585	—	—	11,585
Debt Discharge and Fresh Start Adjustments	(416,667)	(2,500)	(423,201)	(4)	(1,974,060)	(249)	(1,380,000)	(86)	(60)	(20,152)	21,822	—	70	(1,159)
Issuance of Preferred Stock in Connection with Merger	500,042	5	—	—	—	—	—	—	—	2,345	—	—	—	2,350

Balance at August 31, 2002	500,042	5	2,079,948	21	—	—	—	—	—	4,197	—	—	—	4,223
Amortization of Stock Options Issued	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Tax Expenses Allocated to Additional Paid in Capital Related to Bankruptcy	—	—	—	—	—	—	—	—	—	197	—	—	—	197
Preferred Stock Dividends paid	—	—	—	—	—	—	—	—	—	—	(328)	—	—	(328)
Net Income	—	—	—	—	—	—	—	—	—	—	321	—	—	321
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized Gain on Investments	—	—	—	—	—	—	—	—	—	—	—	1,758	—	1,758

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	(7)	1,758	—	2,079

Balance at June 30, 2003	500,042	5	2,079,948	21	—	—	—	—	—	4,403	(7)	1,758	—	6,180
Amortization of Stock Options Issued	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Tax Expenses Allocated to Additional Paid in Capital Related to Bankruptcy	—	—	—	—	—	—	—	—	—	596	—	—	—	596
Purchase of Common Stock			285,258	3	—	—	—	—	—	315				318
Purchase of Treasury Stock			(25,000)	—	—	—	—	—	—	—			(40)	(40)
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(125)	—	—	(125)
Net Income	—	—	—	—	—	—	—	—	—	—	872	—	—	872
Other Comprehensive Income
Reclassification of unrealized gains recognized in net income	—	—	—	—	—	—	—	—	—	—	—	(2,046)	—	(2,046)
Unrealized Gain on Investments	—	—	—	—	—	—	—	—	—	—	—	569	—	569

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	747	(1,477)	—	(730)

Balance at June 30, 2004	500,042	5	2,344,206	24	—	—	—	—	—	5,319	740	281	(40)	6,329

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Reorganized Company	Reorganized Company	Predecessor
	For the Year Ended June 30, 2004	For the Ten Months Ended June 30, 2003	For the Two Months Ended August 31, 2002
Cash flows from operating activities:
Net income	$872	$321	$11,585
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	473	265	63
Non-cash compensation expense	5	9	—
Gain on debt discharge	—	—	(11,810)
Gain on sale of investments	(2,046)
Deferred income tax expense	596	197	—
Changes in operating assets and liabilities, net of effect of acquisition and merger:
Accounts receivable	103	(79)	(24)
Pawn service charges receivable	14	(128)	(45)
Inventories, net	(428)	73	62
Prepaid expenses and other current assets	(317)	(68)	(3)
Prepetition liabilities, accounts payable and accrued liabilities	(321)	219	(56)

Net cash provided by (used in) operating activities	(1,049)	809	(228)

Cash flows from investing activities:
Pawn loans made, net	122	(1,156)	(414)
Acquisition of stores	(32)	(112)	—
Proceeds from Sale of investments	8,711	2,780	—
Purchases of investments	(6,214)	(3,641)	—
Purchases of property and equipment	(407)	(432)	—

Net cash provided by (used in) investing activities	2,180	(2,561)	(414)

Cash flows from financing activities:
Cash acquired in merger	—	2,565	—
Principal payments on notes payable	(15,581)
Borrowings on notes payable	14,283	(455)	455
Proceeds from sale of common stock	318	—	—
Purchase of treasury stock	(40)	—	—
Dividends paid	(125)	(328)	—

Net cash provided by (used in) financing activities	(1,145)	1,782	455

Net increase (decrease) in cash and cash equivalents	(14)	30	(187)
Cash and cash equivalents at beginning of period	220	190	377

Cash and cash equivalents at end of period	$206	$220	$190

Supplemental disclosures of cash flow information—
Cash paid for interest	$608	$218	$83

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC.

Notes To Consolidated Financial Statements

June 30, 2004

(1) Organization and Business

        Xponential, Inc., formerly PawnMart, Inc. (the "Company"), was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to "Xponential, Inc." The Company's wholly owned subsidiary PawnMart, Inc. is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise. As of June 30, 2004, the Company owned and operated 26 stores located in Georgia and North Carolina.

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

(f)
Inventories

        Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market. Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $93,000 and $83,000 as of June 30, 2004 and 2003, respectively and are included in other accrued expenses in the accompanying consolidated balance sheets.

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

(h)
Intangible Assets

        Intangible assets consist of customer lists and are amortized over a two year period using the straight-line method. Intangible assets amounted to $36,000, net of $42,000 of accumulated amortization as of June 30, 2004 and are included in other assets.

(i)
Investment in American IronHorse Motorcycle Company, Inc.

        The Company has invested in $3,018,000 in American IronHorse Motorcycle Company, Inc. ("American IronHorse") as June 30, 2004. The Company owns 9.7% of the equity of American IronHorse and accounts for this investment as a non current asset on the cost basis. The Company invested an additional $1,395,000 in American IronHorse common stock, subsequent to June 30, 2004 increasing its ownership to 13.9% of American IronHorse's equity. $600,000 of the investment is financed by the seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,318 for 30 months beginning August 28, 2004. It is possible that the Company may increase its investment in American IronHorse and the accounting for the investment may change as a result of increased investments.

(j)
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

(k)
Advertising Costs

        Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $32,000 and $30,000 for the fiscal years ended June 30, 2004 and 2003, respectively.

(l)
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

(m)
Stock Based Compensation

        Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for its stock option plans, where previously the Predecessor Company applied Accounting Principles Board's Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted for the reorganized company after August 31, 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. No stock-based employee compensation expense was recognized in the period ended February 2, 2002. All outstanding stock option grants of the Predecessor Company were cancelled in accordance with the Company's reorganization plan which was confirmed on May 20, 2002.

(n)
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

(o)
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

(3) Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 did not have a material impact upon the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our Series A Preferred Stock was reclassified as a liability as of July 1, 2003 and dividends are classified as interest expense.

(4) Bankruptcy

        As described in Note (1) the Company filed for bankruptcy on July 9, 2001. In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date were subject to compromise under the Plan.

        Under the terms of the Plan, the Company cancelled all equity interests of its common and preferred shareholders and interests of any holders of options and warrants. The Company issued 2,079,948 shares of Common Stock to its unsecured creditors in exchange for cancellation of indebtedness. The Company issued In connection with the Merger with CMHI, the Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 Series B Preferred Stock to the former shareholders of CMHI, which was owned in part by Dwayne A. Moyers and Jeffrey A. Cummer, officers and directors of the Company and by Carroll Dawson, a director of the Company. At the time of the Merger, CMHI did not have any business operations and principally held investments.

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

(5) Asset Acquisitions

        During the fiscal year ended June 30, 2004, the Company acquired the assets of one pawnshop in purchase transactions for an aggregate cash purchase price of $142,000. The purchase price for the acquisitions was determined based upon the historical volume of annual loan and sales transactions, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

        All purchase transactions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The purchase price was allocated to the tangible assets and intangible assets based on their fair market value as follows:

Pawn loan receivables	$42
Property and equipment, net	68
Customer list	32

Net assets acquired	$142

        The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

(6) Property and Equipment

        Property and equipment consists of the following at June 30, 2004, (in thousands):

	Years of Useful life	June 30, 2004
Automobiles	5	$175
Furniture and equipment	5-7	782
Leasehold improvements	3-10	517

		1,474
Less: accumulated depreciation and amortization		(605)

		$869

(7) Notes Payable

        Notes payable consist of the following at June 30, 2004 (in thousands):

Revolving line of credit with a bank, bearing interest at prime plus two percent (6% at June 30, 2004) payable monthly, to mature June 17, 2007, collateralized by substantially all of the assets of PawnMart, Inc., the Company's wholly owned subsidiary and guaranteed by the Company	$2,785
Notes payable with a vendor, bearing interest at 7%, collateralized by computer software, payable monthly, to mature on September 30, 2004	12
Other unsecured notes payable	374

3,171
Less: current maturities	(121)

Long term notes payable	$3,050

        The Company obtained a new revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the "Lender"), in an amount up to $4,500,000 (which replaced the Comerica line of credit), bears interest at the prevailing prime rate plus 2.00% (6% at June 30, 2004), and matures on June 17, 2007 (the "Credit Facility"). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart's eligible accounts receivable and inventory, subject to a $1,000,000 reserve and other reserves and adjustments. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart, Inc., the Company's subsidiary and is guaranteed by the Company. The Company is required to maintain certain financial ratios and is prohibited from paying cash dividends on its common stock unless specifically approved by the Lender.

        The Company paid off its $4,000,000 credit facility with Comerica Bank (the "Bank") that was to mature on June 30, 2004 and which accrued interest at 9% per annum (the "Credit Facility"), subject to monthly mandatory principal reductions each in the amount of $100,000 commencing February 1, 2004 through and including June 1, 2004. Amounts available under the Credit Facility were limited to certain percentages of pawn loans, inventories, and pawn service charges receivable. The Credit Facility was collateralized by substantially all of the unencumbered assets of the Company and PawnMart. The Company also pledged additional collateral in the form of marketable and other securities to the Bank in the amount of $2,500,000.

        The Company financed $65,000 of its new computer system software with a vendor over a two year period beginning September 2002. The note bears interest at a rate of seven percent per annum. The remaining amount due of $12,000 as of June 30, 2004 is classified as a current liability.

        The Company also compromised certain priority tax claims in the amount of $621,000 in its reorganization plan agreeing to amortize the claims over a six year period from the date of assessment in quarterly installments of approximately $35,000 including interest at the rate of seven percent per annum. The current and long term portions due as of June 30, 2004 were $109,000 and $265,000, respectively.

(8) Income Taxes

        The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 are presented below (in thousands):

June 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$4,249
Property and equipment	173
Inventories	114
Goodwill and other intangible assets	27

Total gross deferred tax assets	4,563
Less valuation allowance	(4,563)

Net deferred tax assets	—

        The provisions for income taxes differs from amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. Following is a reconciliation of such differences (in thousands):

	For the Year Ended June 30, 2004	For the Ten Months Ended June 30, 2003	For the Two Months Ended August 30, 2002
Tax at federal statutory rates	$541	$176	$3,944
State and local income taxes (benefit), net of federal tax benefit	73	21	(14)

	614	197	3,930
Change in valuation allowance	(596)	(197)	(3,930)
Tax expense allocated to Additional Paid in Capital related to bankruptcy	596	197	—

	$614	$197	$—

        At June 30, 2004 the Company has net operating loss carryforwards for tax purposes of approximately $12,498,000 including approximately $2,039,000 of capital loss carryforward which may be used only to offset future capital gains. During Fiscal 2003, the Company recognized income of approximately $11,800,000 due to discharge of indebtedness in conjunction with the confirmation of the Company's bankruptcy plan. A formal legal or tax opinion on the effects of the Company's bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management. A deferred tax valuation allowance of $4,563,000 offset deferred tax assets at June 30, 2004 based on management's determination that it is more likely than not that such amounts may not be subsequently realized.

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

        Issuance of Preferred Stock.    The Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock to the stockholders of C/M Holdings, Inc. pursuant to the Merger. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock, the Series B Preferred Stock are as follows:

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

        Issuance of Common Stock.    The Company issued 2,079,948 shares of Common Stock to the holders of Class 4 Claims, which, following the Merger, represents approximately 55% of the issued and outstanding shares of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock to be issued to the shareholders of CMHI pursuant to the Merger. Of the 2,079,948 shares of Common Stock issued to Company's creditors, 1,278,827 shares of Common Stock are restricted from trading for a two-year period following issuance. The balance of the shares of Common Stock issued are not be subject to any trading restrictions. During Fiscal 2004 the Company received $255,000 in net proceeds from the exercise of stock options for 249,000 shares granted pursuant to the Company's 2003 Stock Option Plan. The Company also received $69,087 in net proceeds from the sale of Common Stock to employees pursuant to the 2003 Stock Incentive Plan.

        Treasury Stock.    The Company purchased 25,000 shares of Common Stock from a director for $40,000 during Fiscal 2004.

(10) Stock Options

        The predecessor company's stock option plans and related options were cancelled in accordance with the plan of reorganization which was confirmed on May 20, 2002. The Company adopted its 2003 Stock Option Plan ("Stock Option Plan") and 2003 Stock Incentive Plan ("Incentive Plan") effective

January 1, 2003. Under the Stock Option Plan stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period up to two years from the date of grant and expire ten years thereafter. A total of 675,000 shares of common stock were reserved for grant under the Stock Option Plan and 325,000 shares were reserved under the Incentive Plan. In February 2003, the Company granted options covering 455,000 common shares from the Stock Option Plan of which 299,000 shares were immediately exercisable. The grant of the remaining options covering 156,000 common shares were contingent upon the Company achieving earnings before taxes, interest, depreciation and amortization ("EBITDA") of $500,000 for the fiscal year ended June 30, 2003 which the Company achieved. 84,000 of these options vested on June 30, 2004 and 42,000 of these options will vest on June 30, 2005. 30,000 options granted pursuant to achieving the EBITDA requirement were cancelled in April 2004. The Company recognized $4,900 and $9,400 for the year ended June 30, 2004 and the ten months ended June 30,2003, respectively of compensation expense for options granted during the ten months ended June 30, 2003. The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of June 30, 2004, 40,258 shares have been issued under the Incentive Plan.

        The following table summarizes the stock option activity of the Reorganized Company from the time it emerged from bankruptcy:

	Options Outstanding
	Number of Options	Exercise Price	Weighted average remaining contractual life
Outstanding at August 30, 2002	—	—
Granted	455,000	$1.00	10 years
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2003	455,000	1.00
Granted	30,000	1.60	9.7 years
Exercised	249,000	1.02
Forfeited/Cancelled	30,000	1.00

Outstanding at June 30, 2004	206,000	$1.09	9.1 years

Exercisable at June 30, 2004	154,000	$1.08

Exercisable at June 30, 2003	299,000	$1.00

        The weighted average fair value of the options granted during 2004 was $0.78 per common share. The fair value of these options was estimated at the date of grant using the minimum value method with the following assumptions; risk free rate of 4.5%, no dividend yield and weighted average expected lives of 60 months. The minimum value method assumes a 50% volatility in the stock price. The Company's stock has been listed on the Nasdaq OTCBB since August 2004.

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

        The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the reorganized company for the ten month period ended June 30, 2003 following consummation of the Plan and the issuance of the new common and convertible preferred stock pursuant to the Plan is as follows:

For the Ten Months Ended June 30, 2003	Net Loss Allocable to Common Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(7,000)	$2,079,948	$—

        The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the reorganized company for the year ended June 30, 2004 is as follows:

For the Year Ended June 30, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$747,000	$2,344,206	$0.32

Assumed conversion of Series B preferred	125,000	1,720,130

Diluted earnings per common share	$872,000	$4,064,336	$0.21

        Stock options for the purchase of 455,000 and 206,000 shares of Common Stock for the ten months ended June 30, 2003 and the year ended June 30, 2004, respectively have been excluded from the computation of diluted earnings per share because they are antidilutive.

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

        As of June 30, 2004, the Company's investments consisted of (in thousands):

	Cost	Unrealized Gain (Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	2,729	287	3,016

Total	$2,736	$281	$3,017

(13) Investment in American IronHorse Motorcycle Company, Inc.

        The Company has invested in $3,018,000 in American IronHorse Motorcycle Company, Inc. ("American IronHorse") as June 30, 2004. The Company owns 9.7% of the equity of American IronHorse and accounts for this investment as a non current asset on the cost basis. The Company invested an additional $1,395,000 in American IronHorse common stock, subsequent to June 30, 2004 increasing its ownership to 13.9% of American IronHorse's equity. $600,000 of the investment is financed by the seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,318 for 30 months beginning August 28, 2004. It is possible the Company may increase its investment in American IronHorse and the accounting for the investment may change as a result of increased investments.

        Following is summary unaudited balance sheet information for American IronHorse as of June 30, 2004 and December 31, 2003:

(in thousands)	As of June 30, 2004	As of December 31, 2003
	(Unaudited)	(Unaudited)
Current assets	$24,206	$23,892

Total assets	$28,894	$29,042

Current liabilities	$15,350	$19,901

Total liabilities	19,024	24,589

Stockholders' equity	$9,870	$4,453

        Following is a summary of unaudited operating information for the six months ended June 30, 2004 and for the year ended December 31, 2003:

(in thousands)	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003
	(Unaudited)	(Unaudited)
Total revenue	$36,985	$65,019

Net loss	$(191)	$(7,770)

(14) Commitments and Contingencies

        The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases was approximately $1,257,000, $192,000, $192,000, $500,000 and $1,749,000 for the years ended June 30, 2004, the year ended June 30, 2003, the five month period ended June 30, 2002, the two month period ended August 31, 2002, and the year ended February 2, 2002, respectively.

        Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are (in thousands):

2005	1,228
2006	1,009
2007	848
2008	802
2009	473
Thereafter	187

Total minimum lease payments	$4,547

        The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(15) Related Party Transactions

        Sanders Morris Harris, Inc. ("SMH"), a related party, employs Jeffrey A. Cummer and Dwayne A. Moyers as officers of a subsidiary and executes security transactions for the Company. Messrs. Moyers and Cummer are also officers and directors of the Company. Commissions paid to SMH were $40,927 and $11,302 for the years ended June 30, 2004 and 2003, respectively

        The Company owned an investment in common stock in SMH totaling approximately $5.1 million as of June 30, 2003. Substantially all of the common stock was sold in July 2003 on which the Company recognized a gain of $1,630,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        Under the supervision of, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, the Company has concluded that its disclosure controls and procedures were operating effectively as designed. As required, the Company will continue to evaluate the effectiveness of these controls and procedures on a quarterly basis.

        There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

        The executive officers and directors of the Company as of June 30, 2004 were as follows:

Name	Age	Title
Dwayne A. Moyers	35	Chairman of the Board, Chief Executive Officer, Vice President and Director
Robert W. Schleizer	50	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Roger F. Hogan	37	Chief Operating Officer and Vice President of PawnMart
Daniel Peat	46	Vice President of Administration of PawnMart
Jeffrey A. Cummer	46	Vice President and Director
Carroll Dawson	50	Director
James R. Richards	59	Director

        Dwayne A. Moyers was appointed Chief Executive Officer in March 2004, Chairman of the Board in September 2002, Vice President in August 2002 and as a Director in March 2001. He has served as President and as a Director of Xponential Advisors, Inc. since October 2003 and as Executive Vice President, Chairman of the Board and as a Director of PawnMart, Inc. since January 2003. Mr. Moyers has served as Interim President of American IronHorse Motorcycle Company, Inc., a motorcycle manufacturer located in Fort Worth, Texas ("American IronHorse"), since June 2004 and as a director of that company since March 1998. Mr. Moyers served as Vice President, Secretary and Treasurer of C/M Holdings, Inc. from November 1994 until its merger with and into the Company in August 2002, and served as a director of that company from May 1997 until August 2002. He has served as Vice President of Hulen Capital Partners, Inc. (formerly Cummer/Moyers Capital Partners, Inc.) since July 1994. Mr. Moyers has served as Vice President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/Moyers Securities, Inc.

and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc.

        Robert W. Schleizer was appointed Executive Vice President, Chief Financial Officer, Treasurer and as a Director in January 2001 and as Secretary in April 2004. Mr. Schleizer has served as Chief Financial Officer, Secretary, Treasurer and as a Director of Xponential Advisors, Inc. since October 2003 and as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and as a Director of PawnMart, Inc. since January 2003. He has also served as Chief Financial Officer and Secretary of American IronHorse effective January 13, 2004. Mr. Schleizer is a partner with Tatum CFO Partners, LLP, a national firm of chief financial officers, and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.

        Roger F. Hogan has served as Chief Operating Officer and Vice President of PawnMart, Inc. since January 2003. Mr. Hogan joined the Company in November 1994 as a store associate, and was promoted to Store Manager in April 1995, to District Manager in August 1995 and to Regional Manager in January 2001.

        Daniel Peat was appointed Vice President of Administration of PawnMart, Inc. in September 2003. He joined PawnMart, Inc. in September 2001 as Controller. Mr. Peat has over twenty years experience in public and private accounting working with Fortune 500 companies and entrepreneurs. He received a Bachelor of Business Administration degree with a certificate in accounting from Southern Methodist University, Dallas, Texas, in 1980.

        Jeffrey A. Cummer was appointed Vice President and as a Director in August 2002. Mr. Cummer served as President and a director of C/M Holdings, Inc. from November 1990 until its merger with and into the Company in August 2002. He has served as President of Hulen Capital Partners, Inc. since July 1994. Mr. Cummer has served as President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Cummer is a Certified Financial Planner. He is also a registered investment advisor agent through SMH Capital Advisors, Inc.

        Carroll Dawson was appointed as a Director in November 2002. Mr. Dawson has served as President of AB-CO Markets, Inc., a Blockbuster Video franchisee, since December 1992; as general partner of Dawson Properties, Ltd., which owns real estate and securities investments, since April 1996; and as a director of the Bank of Weatherford in Weatherford, Texas since June 2000.

        James R. Richards was appointed as a Director in May 2001. Mr. Richards is Managing Director of Texas Business Capital, Inc., a merchant banking firm. Mr. Richards served as Managing Director of Dillon-Gage Securities, Inc., an NASD broker/dealer from 1999 to 2001; and as Managing Director of Corporate Finance, Inc., a private investment banking firm from 1994 to 1999. He is a former certified public accountant, and worked with Deloitte & Touche, Certified Public Accountants, for over ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based on the Company's records, management believes that during Fiscal 2004 all directors, officers and ten percent (10%) or greater beneficial owners timely filed all required Section 16(a) reports, except Jeffrey A. Cummer and Dwayne A. Moyers who were each late filing statements of changes in beneficial ownership for transactions occurring on September 30, 2003, and John R. Boudreau, Roger F. Hogan and Robert W. Schleizer who were each late filing statements of changes in beneficial ownership for transactions occurring on November 24, 2003.

Code of Ethics

        The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, and principal accounting officer. The Company has posted its code of ethics on its website at www.xponential.us.

Audit Committee

        The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are James R. Richards (Chairman) and Carroll Dawson. Each member of the audit committee is "independent" within the meaning of the applicable listing standards of The NASDAQ Stock Market and the rules of the Securities and Exchange Commission. The Board has determined that Mr. Richards is an "audit committee financial expert" and "independent" as defined under the applicable rules of the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

        The following table sets forth the cash and noncash compensation for the fiscal year ended June 30, 2004 ("Fiscal 2004"), June 30, 2003 ("Fiscal 2003"), the twelve months ended June 30, 2002 ("Fiscal 2002"), and the fiscal year ended February 2, 2002 ("Fiscal 2001") of (i) the individuals who served as the Company's Chief Executive Officer during Fiscal 2004 and (ii) the Company's four other most highly compensated executive officers who were serving as executive officers as of the end of Fiscal 2004 and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long-Term Compensation Awards
Name and Principal Position	Year *	Salary ($)	Bonus ($)	Securities Underlying Options (#)
Dwayne A. Moyers(2)(3) Chairman of the Board, Chief Executive Officer and Vice President	2004 2003 2002 2001	78,750 134,135 2,000 —	— — — —	— 55,000 — —
Robert W. Schleizer(4) Chief Financial Officer, Executive Vice President and Treasurer	2004 2003 2002 2001	274,418 180,000 245,762 270,375	— 150,000 — —	— 130,000 — —
Roger F. Hogan(5) Chief Operating Officer and Vice President of PawnMart	2004 2003 2002 2001	110,000 110,000 91,000 67,333	16,400 36,271 — 24,289	— 25,000 — —
Jeffrey A. Cummer(3)(6) Vice President	2004 2003 2002 2001	78,501 134,135 — —	— — — —	— 30,000 — —
John R. Boudreau(7) Chairman of the Board, President and Chief Executive Officer	2004 2003 2002 2001	174,415 144,000 144,554 89,169	— 150,000 — —	— 130,000 — —

*
On May 24, 2002 the Board of Directors changed the Company's fiscal year end from the Saturday nearest January 31 to June 30. Fiscal 2002 refers to the new fiscal year ended June 30, 2002. The amounts listed for Fiscal 2002 are for twelve months and include the last eight months of Fiscal 2001, resulting in an overlap period of eight months.

(1)
The Named Executive Officers received personal benefits in addition to salary and bonuses, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the total of their annual salary and bonus, and is therefore not required to be reported.

(2)
Mr. Moyers was appointed Vice President in August 2002, Chairman of the Board in September 2002 and Chief Executive Officer in April 2004.

(3)
Compensation for 2003 includes salary and a one time investment fee of $75,000 in connection with the Merger. Mr. Moyers' compensation for 2002 includes directors fees.

(4)
Mr. Schleizer is a partner with Tatum CFO Partners, LLP ("Tatum"), which receives a resource fee equal to 20% of Mr. Schleizer's salary. Tatum received total payments of $57,242, $36,000, $19,407 and $37,913 in Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

(5)
Mr. Hogan joined the Company in November 1994 as a store associate. He was promoted to Store Manager in April 1995, District Manager in August 1995, Regional Manager in January 2001, and to Chief Operating Officer in October 2001.

(6)
Mr. Cummer was appointed Vice President in August 2002.

(7)
Mr. Boudreau was appointed Chairman of the Board, President and Chief Executive Officer in June 2001. He resigned as Chairman in September 2002 and as Chief Executive Officer in April 2004.

Option Grants to Executives

        No stock options were granted to the Named Executive Officers in Fiscal 2004.

Option Exercises and Values

        The following table sets forth the value of exercised options and unexercised options at the end of Fiscal 2004 for the Named Executive Officers:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End ($) Exercisable/ Unexercisable(1)
Dwayne A. Moyers	—	—	45,000 / 10,000	$45,000 / $10,000
Robert W. Schleizer	100,000	$100,000	20,000 / 10,000	$20,000 / $10,000
Roger F. Hogan	10,000	$10,000	10,000 / 5,000	$10,000 / $5,000
Daniel A. Peat	10,000	$10,000	10,000 / 5,000	$10,000 / $5,000
Jeffrey A. Cummer	—	—	20,000 / 10,000	$20,000 / $10,000
John R. Boudreau	100,000	$100,000	0 / 0	$0 / $0

(1)
The fair market value of the underlying Common Stock for purposes of this table was $1.00 per share at June 30, 2004.

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

        Non-employee Directors are also eligible for stock option grants under the Company's 2003 Stock Option Plan. The number of shares subject to options, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions) are within the discretion of the Board of Directors and the Compensation Committee. During Fiscal 2004 a total of 30,000 options were granted to non-employee Directors, all with an exercise price of $1.60 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        The Company currently has no employment contracts or termination of employment or change-in-control plans or arrangements in effect with any of the Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Beneficial Owners

        The following table sets forth as of June 30, 2004 certain information with respect to the number of shares of each class of voting securities beneficially owned by each person who is known by management to beneficially own more than 5% of any class of the Company's outstanding voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Common	Jeffrey A. Cummer 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	572,597 shares	(3)(4)	24.22%
Common	Dwayne A. Moyers 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	418,281 shares	(3)(5)	17.51%
Common	Robert W. Schleizer 6400 Atlantic Boulevard, Suite 190 Norcross, Georgia 30071	120,000 shares	(8)	5.08%
Common	SMH Capital Advisors, Inc. 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	533,497 shares	(6)	22.76%
Common	Investors Strategic Partners I, Ltd. 4800 Overton Plaza, Suite 300 Fort Worth, Texas 76109	184,994 shares	(7)	7.89%

(1)
Unless otherwise noted, the Company believes that each person named has sole voting and investment power with respect to all shares beneficially owned by such persons.

(2)
Based on 2,344,206 shares of Common Stock issued and outstanding on June 30, 2004, as adjusted for the conversion of shares of Series B Preferred Stock into shares of Common Stock and the exercise of options exercisable within sixty days from June 30, 2004 for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3)
Does not include 533,497 shares of Common Stock owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors, Inc., of which Mr. Cummer and Mr. Moyers are officers and directors.

(4)
Represents 15,257 shares of Common Stock owned directly, 352,346 shares of Common Stock issuable upon conversion of 102,427 shares of Series B Preferred Stock owned directly, 20,000 shares of Common Stock which Mr. Cummer has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, and 184,994 shares of Common Stock issuable upon conversion of 53,778 shares of Series B Preferred Stock owned by Investors Strategic Partners I, Ltd., a Texas limited partnership ("ISP"), of which Hulen Capital Partners, Inc., a Texas corporation ("HCP"), is the general partner. Mr. Cummer is an officer, director and shareholder of HCP and shares voting and investment power with Mr. Moyers with respect to the shares owned by ISP.

(5)
Represents 15,257 shares of Common Stock owned directly, 173,030 shares of Common Stock issuable upon conversion of 50,300 shares of Series B Preferred Stock owned directly, 45,000 shares of Common Stock which Mr. Moyers has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, and 184,994 shares of Common Stock issuable upon conversion of 53,788 shares of Series B Preferred Stock owned by ISP. Mr. Moyers is an officer, director and shareholder of HCP, the general partner of ISP, and shares voting and investment power with Mr. Cummer with respect to the shares owned by ISP.

(6)
These shares are owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors Inc.

(7)
Represents 184,994 shares of Common Stock issuable upon conversion of 53,778 shares of Series B Preferred Stock.

(8)
Represents 75,000 shares of Common Stock owned directly, 15,000 shares of Common Stock which Mr. Schleizer has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, 25,000 shares of Common Stock owned by Tatum CFO Partners, LLP ("Tatum") and 5,000 shares of Common Stock which Tatum has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to it under the 2003 Stock Option Plan. Mr. Schleizer is a limited partner of Tatum.

Management

        The following table sets forth as of June 30, 2004 certain information with respect to the number of shares of each class of equity securities beneficially owned by all directors and certain executive officers of the Company, individually, and by all of directors and executive officers of the Company as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Common	Robert W. Schleizer	120,000 shares	(3)	5.08%
Common	Jeffrey A. Cummer	572,597 shares	(4)(5)	24.22%
Series A Preferred	Jeffrey A. Cummer	334,770 shares	(6)	31.24%
Common	Dwayne A. Moyers	418,281 shares	(4)(7)	17.51%
Series A Preferred	Dwayne A. Moyers	223,055 shares	(8)	20.81%
Common	James R. Richards	35,000 shares	(9)	1.47%
Common	Roger F. Hogan	20,000 shares	(10)	*
Common	Daniel Peat	20,000 shares	(11)	*
Common	Carroll Dawson	19,274 shares	(12)	*
Series A Preferred	Carroll Dawson	5,778 shares	(13)	*
Common	All directors and executive officers as a group (7 persons)	1,020,158 shares	(14)	40.90%
Series A Preferred	All directors and executive officers as a group (7 persons)	448,350 shares	(15)	41.84%

*
Less than 1% of the outstanding shares of the class.

(1)
Unless otherwise noted, the Company believes that each person named has sole voting and investment power with respect to all shares beneficially owned by such persons.

(2)
Based on 2,344,206 shares of Common Stock issued and outstanding on June 30, 2004, as adjusted for the conversion of shares of Series B Preferred Stock into shares of Common Stock and the exercise of options exercisable within sixty days from June 30, 2004 for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Exchange Act; and based on 1,071,636 shares of Series A Preferred Stock issued and outstanding on June 30, 2004. The shares of Series A Preferred Stock are not convertible and have no voting rights except as required by law.

(3)
Represents 75,000 shares of Common Stock owned directly, 15,000 shares of Common Stock which Mr. Schleizer has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, 25,000 shares of Common Stock owned by Tatum CFO Partners, LLP ("Tatum") and 5,000 shares of Common Stock which Tatum has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to it under the 2003 Stock Option Plan. Mr. Schleizer is a limited partner of Tatum.

(4)
Does not include 533,497 shares of Common Stock owned by various investors for which voting and dispositive power in certain cases is held by SMH Capital Advisors, Inc., of which Mr. Cummer and Mr. Moyers are officers and directors.

(5)
Represents 15,257 shares of Common Stock owned directly, 352,346 shares of Common Stock issuable upon conversion of 102,427 shares of Series B Preferred Stock owned directly, 20,000 shares of Common Stock which Mr. Cummer has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, and 184,994 shares of Common Stock issuable upon conversion of 53,788 shares of Series B Preferred owned by ISP, of which HCP is the general partner. Mr. Cummer is an officer, director and shareholder of HCP and shares voting and investment power with Mr. Moyers with respect to the shares owned by ISP.

(6)
Represents 219,517 shares of Series A Preferred Stock owned directly and 115,253 shares of Series A Preferred Stock owned by ISP that are beneficially owned by both Mr. Cummer and Mr. Moyers.

(7)
Represents 15,257 shares of Common Stock owned directly, 173,030 shares of Common Stock issuable upon conversion of 50,300 shares of Series B Preferred Stock owned directly, 45,000 shares of Common Stock which Mr. Moyers has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan, and 184,994 shares of Common Stock issuable upon conversion of 53,778 shares of Series B Preferred Stock owned by ISP. Mr. Moyers is an officer, director and shareholder of HCP, the general partner of ISP, and shares voting and investment power with Mr. Cummer with respect to the shares owned by ISP.

(8)
Represents 107,802 shares of Series A Preferred Stock owned directly and 115,253 shares of Series A Preferred Stock owned by ISP that are beneficially owned by both Mr. Cummer and Mr. Moyers.

(9)
Represents 35,000 shares of Common Stock which Mr. Richards has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan.

(10)
Represents 10,000 shares of Common Stock owned directly and 10,000 shares of Common Stock which Mr. Hogan has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan.

(11)
Represents 10,000 shares of Common Stock owned directly and 10,000 shares of Common Stock which Mr. Peat has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan.

(12)
Represents 9,274 shares of Common Stock issuable upon conversion of 2,696 shares of Series B Preferred Stock owned by Dawson Properties, Ltd., a Texas limited partnership ("Dawson Properties") of which Mr. Dawson is general partner, and 10,000 shares of Common Stock which Mr. Dawson has the right to acquire within sixty days from June 30, 2004 pursuant to options granted to him under the 2003 Stock Option Plan.

(13)
Represents 5,778 shares of Series A Preferred Stock owned by Dawson Properties, of which Mr. Dawson is general partner.

(14)
Represents 150,514 shares of Common Stock owned directly by directors and executive officers, 150,000 shares of Common Stock which the directors and executive officers have the right to acquire within sixty days from June 30, 2004 pursuant to options granted to them under the 2003 Stock Option Plan, 534,650 shares of Common Stock issuable upon conversion of 155,423 shares of Series B Preferred Stock owned directly by directors and executive officers, and 184,994 shares of Common Stock issuable upon conversion of 53,778 shares of Series B Preferred Stock owned by ISP that are beneficially owned by Mr. Cummer and Mr. Moyers.

(15)
Represents 333,097 shares of Series A Preferred Stock owned directly by directors and executive officers, and 115,253 shares of Series A Preferred Stock owned by ISP that are beneficially owned by Mr. Cummer and Mr. Moyers.

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

        On October 3, 2003 the Company purchased from American IronHorse Motorcycle Company, Inc. ("American IronHorse") a $1,000,000 principal amount 12% secured subordinated note due September 30, 2004 (the "2003 Note") and a warrant to purchase 100,000 shares of common stock of American IronHorse at $15.00 per share. In connection with the purchase of such securities, American IronHorse granted to the Company, for a period of thirty days immediately following December 31, 2003, the right to purchase up to 166,666 shares of common stock of American IronHorse at $6.00 per share (the "Additional Shares"). On January 30, 2004 the Company converted the 2003 Note into common stock of American IronHorse at a rate of one share for each $6.00 of principal converted, for a total of 166,666 shares. In connection with the Company's purchase of the 2003 Note, the Company received a fee of 5% of the purchase price, or $50,000, and received an additional $50,000 fee upon conversion of the 2003 Note.

        On December 22, 2003 the Company subscribed for 225,000 shares of common stock of American IronHorse pursuant to a rights offering by American IronHorse at $6.00 per share (total $1,350,000). On July 30, 2004 the Company subscribed for an additional 100,000 shares of common stock of American IronHorse pursuant to the rights offering share (total $600,000).

        In December 2003 the Company purchased 17,370 shares of common stock of American IronHorse from a former employee for $104,220. The Company also purchased 1,800 shares of Series A Preferred Stock and 735 shares of Series B Preferred Stock from the same former employee for $16,044 and $11,304, respectively, which the Company subsequently converted into 4,558 shares of common stock of American IronHorse. In December 2003 the Company also purchased a total of $104,000 in principal amount of American IronHorse notes from a terminated employee and her family members for $104,815, which the Company subsequently converted into 10,154 shares of common stock of American IronHorse.

        In connection with the Company's investment in American IronHorse, on October 3, 2003 the Company's subsidiary Xponential Advisors, Inc. entered into a management agreement with American IronHorse. For these services, Xponential Advisors, Inc. received a management fee of $5,700 per week for the services of John R. Boudreau, a former director and officer of the Company, and twenty-five (25) shares of common stock of American IronHorse for each hour worked by Robert W. Schleizer, up to a maximum of 24 hours per week. On April 1, 2004 John R. Boudreau became a full-time employee of American IronHorse and American IronHorse discontinued paying Xponential Advisors, Inc. the weekly fee under the management agreement. Mr. Boudreau subsequently resigned his positions with both companies. Although the management agreement terminated on July 31, 2004, Xponential Advisors, Inc. continues to provide management services to the Company. As of September 22, 2004 Xponential Advisors, Inc. has received a total of 23,000 shares of common stock of American IronHorse as compensation for its management services.

        In March 2004 the Company entered into a stock purchase and stock option agreement with a shareholder of American IronHorse to purchase up to 84,000 shares of common stock of American IronHorse for $6.00 per share, of which all shares have been purchased. On July 28, 2004 the Company entered into a stock purchase agreement with the same shareholder for the purchase of 100,000 shares of common stock of American IronHorse for $6.00 per share, of which all shares have been purchased.

        At September 22, 2004 the Company and its subsidiary Xponential Advisors, Inc. collectively owned 730,748 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 13.88% of the outstanding common stock of American IronHorse.

        In addition to the shares owned by the Company and its subsidiary discussed in the preceding paragraph, at September 22, 2004 directors and officers of the Company, directly and through affiliates, collectively owned 1,253,753 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 29,166 shares of common stock of American IronHorse), or 23.83% of the outstanding common stock of American IronHorse. Dwayne A. Moyers, a director and officer of the Company, is also a director of American IronHorse.

        Sanders Morris Harris, Inc., a related party which employs Jeffrey A. Cummer and Dwayne A. Moyers, directors and officers of the Company, executes security transactions for the Company. Commissions earned by Sanders Morris Harris, Inc. were $11,302 for Fiscal 2003 and $40,927 for Fiscal 2004.

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
Revolving Credit Agreement Between PawnMart, Inc. and Xponential, Inc. and Comerica Bank dated May 19, 2003 (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules); Revolving Note in the original principal amount of $4,500,000 payable by PawnMart, Inc. and Xponential, Inc. to Comerica Bank dated May 19, 2003; Security Agreement regarding negotiable collateral granted by Xponential, Inc. to Comerica Bank dated May 19, 2003; and Security Agreement regarding negotiable collateral granted by PawnMart, Inc. to Comerica Bank dated May 19, 2003(12)
10.9	Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 17, 2004 *
21.1	Subsidiaries of Xponential, Inc. *
23.1	Consent of Grant Thornton, LLP *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Confirmation Order dated May 20, 2002(9)
99.2	Debtor's First Amended Plan of Reorganization dated April 3, 2002(9)
99.3	Debtor's First Amended Disclosure Statement dated April 3, 2002(9)
99.4	Fourth Modification to Debtor's First Amended Plan of Reorganization(10)
99.5	Fifth Modification to Debtor's First Amended Plan of Reorganization(11)

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

(10)
Filed as an exhibit to the registrant's Current Report on Form 8-K/A filed on June 28, 2002 (File No. 1-13919).

(11)
Filed as an exhibit to the registrant's Current Report on Form 8-K/A filed on August 12, 2002 (File No. 1-13919).

(12)
Filed as an exhibit to the registrant's Annual Report on Form 10-KSB filed on October 14, 2003 (File No. 1-13919).

(b)
Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Audit Fees.    The aggregate fees billed for professional services rendered by Grant Thornton LLP for both the audit of the Company's financial statements as of and for the fiscal year ended June 30, 2003 and 2004 and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and Form 10-QSB for Fiscal 2003 and Fiscal 2004 were $91,873 in Fiscal 2003 and $91,535 in Fiscal 2004. These fees were approved by the Audit Committee.

        Audit-Related Fees.    The aggregate fees billed by Grant Thornton LLP for audit-related services were $0 in Fiscal 2003 and $738 in Fiscal 2004. These services in Fiscal 2004 consisted of review of the Company's proxy statement and attendance at the 2003 annual shareholders meeting. These were no audit related services billed in Fiscal 2003.

        Tax Fees.    The aggregate fees billed by Grant Thornton LLP for tax services were $0 in Fiscal 2003 and $0 in Fiscal 2004. There were no tax services provided by Grant Thornton LLP in Fiscal 2003 or Fiscal 2004.

        All Other Fees.    The aggregate fees billed by Grant Thornton LLP for all other services were $0 in Fiscal 2003 and $20,190 in Fiscal 2004. There were no other services provided in Fiscal 2003. These services in Fiscal 2004 consisted of review of the Company's Form SB-2 filed on January 26, 2004.

        Under its Charter, the Audit Committee must pre-approve all engagements of the Company's independent auditors unless and exception to such pre-approval exits under the Exchange Act or the rules of the Securities and Exchange Commission. Each year the independent auditors' retention to audit the Company's financial statements, including the associated fee, is approved by the Audit Committee. At the beginning of the fiscal year the Audit Committee will evaluate other known potential engagements of the independent auditors, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditors' independence from management. At each subsequent Audit Committee meeting the Audit Committee will receive updates on the services actually provided by the independent auditors and management may present additional services for approval. During Fiscal 2004 each new engagement of Grant Thornton, LLP was approved in advance by the Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPONENTIAL, INC.
September 27, 2004	By:	/s/ DWAYNE A. MOYERS Dwayne A. Moyers Chief Executive Officer and Vice President
September 27, 2004	By:	/s/ ROBERT W. SCHLEIZER Robert W. Schleizer Executive Vice President and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE A. MOYERS Dwayne A. Moyers	Chairman of the Board, Chief Executive Officer, Vice President and Director	September 27, 2004
/s/ ROBERT W. SCHLEIZER Robert W. Schleizer	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	September 27, 2004
/s/ JEFFREY A. CUMMER Jeffrey A. Cummer	Vice President and Director	September 27, 2004
/s/ J. ROBERT COLLINS J. Robert Collins	Director	September 27, 2004
/s/ CARROLL DAWSON Carroll Dawson	Director	September 27, 2004
/s/ JAMES R. RICHARDS James R. Richards	Director	September 27, 2004

EXHIBIT INDEX

Number	Description
10.9	Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 17, 2004
21.1	Subsidiaries of Xponential, Inc.
23.1	Consent of Grant Thornton, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002