Form 10QSB
period 2004-09-30
XPONENTIAL INC
filed 2004-11-15
CIK 1048142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2004.

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

(678) 720-0660

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,360,828 shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136	$206
Accounts receivable	63	73
Pawn service charges receivable	464	489
Pawn loans	4,221	4,449
Inventories, net	3,415	2,968
Investments	1,722	3,017
Prepaid expenses and other current assets	231	275
Total current assets	10,252	11,477

Property and equipment, net	888	869
Intangible assets, net of amortization of $58 and $43 at September 30, 2004 and June 30, 2004, respectively	26	35
Investment in American IronHorse Motorcycle Company, Inc.	4,428	3,018
Other assets	182	155
Total assets	$15,776	$15,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$694	$696
Current installments of notes payable	357	121
Total current liabilities	1,051	817

Long term liabilities
Notes payable – net of current portion	3,078	3,050
Redeemable preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued at September 30, 2004 and June 30, 2004	5,358	5,358
Total long term liabilities	8,436	8,408

Total liabilities	9,487	9,225

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at September 30, 2004 and June 30, 2004	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,344,206 as of September 30, 2004 and June 30, 2004.	24	24
Additional paid-in capital	5,413	5,319
Retained earnings	822	740
Accumulated other comprehensive income	65	281
Less treasury stock, at cost; 25,000 common shares at September 30, 2004 and June 30, 2004, respectively	(40)	(40)
Total stockholders’ equity	6,289	6,329
Total liabilities and stockholders’ equity	$15,776	$15,554

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Revenues:
Merchandise sales	$3,032	$3,321
Pawn service charges and related fee income	1,571	1,654
Management advisory and related fee income	42	9
Total revenues	4,645	4,984

Cost of sales	2,330	2,682
Gross profit	2,315	2,302
Expenses:
Store operating expenses	1,421	1,518
Corporate administrative expenses	682	641
Depreciation and amortization	109	111
Total expenses	2,212	2,270
Operating income	103	32
Interest and dividend income	41	100
Interest expense including preferred dividends of $67 for the three months ended September 30, 2004 and 2003	(150)	(161)
Gain on disposition of assets	—	3
Gain on sale of investments	211	1,631
Net income before taxes	205	1,605
Income tax provision	93	586
Net income	112	1,019
Preferred stock dividend requirement	(31)	(31)
Net income allocable to common stockholders	$81	$988

Income per common share (note 4):
Basic	$0.03	$0.48

Diluted	$0.03	$0.27

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003

Cash flows from operating activities:
Net income	$112	$1,019
Adjustments to reconcile net income to net cash used in Operating activities:
Depreciation and amortization	109	111
Gain on sale of investments	(211)	(1,631)
Deferred income tax expense related to bankruptcy	93	568
Changes in operating assets and liabilities:
Accounts receivable	10	(10)
Pawn service charges receivable	25	(73)
Inventories, net	(447)	(285)
Prepaid expenses and other current assets	17	32
Accounts payable and accrued liabilities	(2)	85
Net cash used in operating activities	(294)	(184)
Cash flows from investing activities:
Pawn loans made, net	228	(679)
Proceeds from sale of investments	1,393	5,400
Purchase of investments	(1,511)	(2,131)
Purchases of property and equipment	(118)	(95)
Other assets	—	(55)
Net cash provided by (used in) investing activities	(8)	2,440
Cash flows from financing activities:
Borrowings on notes payable	1,886	127
Principal payments on notes payable	(1,623)	—
Sale of common stock	—	13
Purchase of treasury stock	—	(21)
Dividends paid	(31)	(31)
Net cash provided by financing activities	232	88
Net increase (decrease) in cash and cash equivalents	(70)	2,344
Cash and cash equivalents at beginning of period	206	220
Cash and cash equivalents at end of period	$136	$2,564
Supplemental disclosures of cash flow information -
Cash paid for interest	$130	$142

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                      Basis of Presentation

The consolidated financial statements include the accounts of Xponential, Inc. and its wholly-owned subsidiaries, Xponential Advisors, Inc. and PawnMart, Inc.  All significant intercompany transactions have been eliminated.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart, Inc. (“PawnMart”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise.  As of September 30, 2004 PawnMart owned and operated 26 stores located in Georgia and North Carolina.

The financial statements as of September 30, 2004 and 2003 and for the three month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.

Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2004 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.

(2)                      Notes Payable

Revolving Credit Facility-

The Company and PawnMart obtained a new revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000 (which replaced in its entirety the $4,000,000 Comerica line of credit), which bears interest at the prevailing prime rate plus 2.00% (6.75% at September 30, 2004), and matures on June 17, 2007 (the “Credit Facility”).  The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments, including a specific $1,000,000 reserve against the borrowing base.  The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company.  In October 2004 the loan was modified to eliminate the $1,000,000 reserve by the Company’s pledging of additional collateral in the form of marketable securities to the Lender in the amount of $1,000,000.  The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender.  At September 30, 2004, $2,513,000 was outstanding under the Credit Facility pursuant to the available borrowing base and the Company was in compliance with the financial ratios and other covenants under the Credit Facility.

(3)                      Stock Option Plan and Incentive Plan

Effective January 1, 2003 the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for the Company’s stock option plans.  Previously the Company applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.  SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted for the Company.  Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003.  Under the Stock Option Plan, stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period of two years and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan.  The Company has granted options covering a total of 505,000 common shares under the Stock Option Plan, of which 349,000 shares were immediately exercisable.  Options covering a total of 249,000 shares have been exercised, options covering a total of 32,000 shares have been forfeited, leaving options covering a total of 224,000 shares outstanding at September 30, 2004, with 184,000 immediately exercisable.  The remaining options vest on June 30, 2005.  The Company recognized $400 and $1,200 of compensation expense for options granted during the three month periods ended September 30, 2004 and 2003, respectively.

The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	249,000	$1.02
Forfeited	30,000	1.00
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	—	—
Forfeited	2,000	1.00
Outstanding at September 30, 2004	224,000	$1.16

Exercisable at September 30, 2004	184,000	$1.13

The Company adopted its 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003.  A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan.  As of September 30, 2004, the Company had awarded a total of 40,258 shares of restricted Common Stock under the Incentive Plan.  Such grants were in lieu of salary and bonus deferrals by participants under the Incentive Plan totaling $69,088.

(4)                      Weighted Average Shares and Net Income Per Common Share

Net income  per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“Statement No. 128”).  Statement No. 128 requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts.  Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities for the purchase of Common Stock were exercised.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended September 30, 2004 and 2003 is as follows:

For the Three Months Ended September 30, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$81,000	2,344,206	$0.03
Assuming conversion -Series B preferred stock	31,000	1,720,130
Diluted earnings per common share	$112,000	4,064,336	$0.03

For the Three Months Ended September 30, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$988,000	2,079,948	$0.48
Assuming conversion -Series B preferred stock	31,000	1,720,130
Diluted earnings per common share	$1,019,000	3,800,078	$0.27

Series A Preferred Stock has been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares and are not dilutive.  Accordingly, dividends paid to holders of Series A Preferred Stock in the amount of $67,000 during the three months ended September 30, 2004 and 2003 are included as interest expense in the computation of diluted earnings per share.

Outstanding stock options for the purchase of 224,000 common shares have been excluded from the computation because those options are antidilutive.

(5)                      Investments in Marketable Securities

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

As of September 30, 2004 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	1,650	71	1,721

Total	$1,657	$65	$1,722

As of June 30 2004 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	2,729	287	3,016

Total	$2,736	$281	$3,017

(6)                      Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended September 30, 2004	For the Three Month Period Ended September 30, 2003

Net income	$112	$1,019
Unrealized gain from available for sale securities	(31)	134
Reclassification of realized gains included in net income	(110)	(1,631)

Comprehensive income (loss)	$(29)	$(478)

(7)                      Investment in American IronHorse Motorcycle Company, Inc.

The Company has invested $4,428,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of September 30, 2004.  The Company owns 13.9% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method.  $600,000 of the investment is financed by a third party seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,372 for 36 months which began August 25, 2004 and is included as a liability at September 30, 2004 of $562,000.  It is possible the Company may increase its investment in American IronHorse which could result in the requirement to use the equity method of accounting.

Following is summary unaudited financial information for American IronHorse as of September 30, 2004 and December 31, 2003:

(in thousands)	As of September 30, 2004	As of December 31, 2003
	(Unaudited)	(Unaudited)

Current assets	$27,635	$23,892
Current liabilities	17,490	19,901

Total assets	$32,318	$29,042
Total liabilities	21,097	24,589
Stockholders’ equity	$11,221	$4,453

(in thousands)	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003
	(Unaudited)	(Unaudited)

Total revenue	$58,050	$65,019
Net income (loss)	$544	$(191)

(8)                      Operating Segment Information

The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services.  PawnMart, Inc. operates 26 pawn shops in Georgia and North Carolina.  Xponential Advisors, Inc. provides management and advisory services to American IronHorse and directs the investment of the Company’s available funds in marketable securities and other investment opportunities.

Operating segment data for the three months ended September 30, 2004 and 2003 is set forth below (in thousands):

Three Months Ended September 30, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,032	$—	$3,032
Pawn service charges and related fee income	1,571	—	1,571
Management advisory and related fee income	—	42	42
Total Revenue	4,603	42	4,645
Expenses:
Cost of sales	2,330	—	2,330
Store operating expenses	1,421	—	1,421
Corporate administrative expenses	423	259	682
Depreciation and amortization	109	—	109
Operating income (loss)	311	(208)	103

Interest and dividend income	1	40	41
Interest expense	(72)	(78)	(150)
Gain on sale of marketable securities	—	211	211
Net income before taxes	$249	$(44)	$205

Total Assets	$9,443	$6,333	$15,776

Three Months Ended September 30, 2003	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,321	$—	$3,321
Pawn service charges and related fee income	1,654	—	1,654
Management advisory and related fee income	—	9	9
Total Revenue	4,975	9	4,984

Expenses:
Cost of sales	2,682	—	2,682
Store operating expenses	1,518	—	1,518
Corporate administrative expenses	427	214	641
Depreciation and amortization	109	2	111
Operating income (loss)	239	(207)	32

Interest and dividend income	—	100	100
Interest expense	(85)	(76)	(161)
Gain on disposition of assets	3	—	3
Gain on sale of marketable securities	—	1,631	1,634
Net income before taxes	$157	$1,448	$1,605

Total Assets	$10,006	$7,275	$17,281

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

In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

GENERAL

Xponential, Inc. (the “Company”) is diversified holding company.  Its wholly owned subsidiary, PawnMart, Inc. (“PawnMart”), is a specialty finance and retail business principally engaged in establishing and operating pawn shops which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers.  PawnMart generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

The Company also has invested in American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles.  At September 30, 2004 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 730,748 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 13.9% of the outstanding common stock of American IronHorse (which would be reduced to 10.7% assuming conversion and exercise of all outstanding convertible securities).

At September 30, 2004, directors and officers of the Company, directly and through affiliates, collectively owned an additional 1,253,753 shares (exclusive of warrants to purchase 228,707 shares and options to purchase 29,166 shares of common stock of American IronHorse), or 23.8%, of the outstanding common stock of American IronHorse (which would be reduced to 19.4% assuming conversion and exercise of all outstanding convertible securities).  These include shares and convertible securities owned by Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd., Motorcycle Investments, L.L.C., and Sanders Morris Harris Group Inc.  Mr. Moyers is also a director of American IronHorse.

The Company also provides management advisory services in conjunction with financing and investments provided to other companies.  In connection with financing provided to American IronHorse, Xponential Advisors, Inc. is paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week.

The Company’s total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory.  The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with an automatic extension periods based on statutory requirements.  All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans.  During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral.  Pawn service charges are recognized when loans are repaid or renewed.  If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales.

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended September 30, 2004 and September 30, 2003 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003

Merchandise sales	65.3%	66.6%
Pawn service charges and related fee income	33.8	33.2
Management advisory fees and related fee income	0.9	0.2
Total revenues	100.0	100.0
Cost of sales	50.2	53.8
Store operating expenses	30.6	30.5
Corporate administrative expenses	14.6	12.9
Depreciation and amortization	2.4	2.3
Operating income	2.2	0.6
Interest and dividend income	1.0	2.0
Interest expense	3.2	3.2
Gain on sale of marketable securities	4.4	32.9
Net income before income taxes	4.4%	32.3%
Income tax provision	2.0	11.8
Net income before income taxes	2.4%	20.5%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total revenues decreased 6.8% to $4,645,000 during the three months ended September 30, 2004 (the “Three Month 2005 Period”) as compared to $4,984,000 during the three months ended September 30, 2003 (the “Three Month 2004 Period”).  The overall decrease was attributable primarily to decreases in pawn service charges on car loans and decreased merchandise sales.  Stores that remained open for the full 12 months or more as of September 30, 2004 (the “Comparable Stores”) experienced a net decrease in revenues of $309,000, or 6.8%.

Merchandise sales decreased 8.7% to $3,032,000 during the Three Month 2005 Period from $3,321,000 during the Three Month 2004 Period primarily due to decreased jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2005 Period decreased $123,000, or 4.4%.

Pawn service charges decreased $83,000 or 5.0% to $1,571,000 during the Three Month 2005 Period from $1,654,000 during the Three Month 2004 Period primarily due to decreased pawn service charges on car loans which decreased to $396,000 during the Three Month 2005 Period compared to $468,000 during the Three Month 2004 Period due to a change in advance rates on car title loans.  Pawn service charges from Comparable Stores decreased $64,000 or 4.0% for the Three Month 2005 Period as compared to the Three Month 2004 Period.

Gross profit increased 0.6% to $2,315,000 during the Three Month 2005 Period from $2,302,000 during the Three Month 2004 Period primarily due to reduced losses on sales of repossessed cars resulting from defaulted car loans.  Gross profit for Comparable Stores increased $68,000 for the Three Month 2005 Period as compared to the Three Month 2004 Period, a 3.1% increase.  Gross profit as a percentage of total revenues increased to 49.8% during the Three Month 2005 Period as compared to 46.2% during the Three Month 2004 Period primarily as a result of higher margins on merchandise sales due to less aggressive lending practices.

Store operating expenses decreased to $1,421,000 for the Three Month 2005 Period from $1,518,000 during the Three Month 2004 Period primarily due to decreased personnel expenses for  car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 30.3% of total revenues during the Three Month 2005 Period compared to 33.0% of total revenues during the Three Month 2004 Period.

Corporate administrative expenses increased 6.4% to $682,000 during the Three Month 2005 Period from $641,000 during the Three Month 2004 Period primarily due to costs related to legal and professional fees related to registering of the Company’s common stock for trading on the OTC Bulletin Board.  Corporate administrative expenses increased to 14.6% of total revenues during the Three Month 2005 Period as compared to 12.9% during the Three Month 2004 Period.

Interest expense decreased $11,000 from $161,000 during the Three Month 2005 Period as compared to the Three Month 2004 Period primarily due to the reduction in the bank line of credit.

Interest and dividend income for the Three Month 2005 Period decreased 59.0% due primarily to a $1,410,000 increase in its investment in common stock of American IronHorse with funds that had been previously invested in marketable securities that provided interest and dividend income to the Company in the Three Month 2004 Period.

The Company also recognized a gain of $211,000 on the sale of securities during the Three Month 2005 Period compared to a gain of $1,631,000 in the Three Month 2004 Period.

The Company recognized income tax expense of $93,000 and $586,000 during the Three Month 2005 Period and Three Month 2004 Period, respectively, of which $93,000 and $568,000 is the result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations and growth have been financed with working capital, bank borrowings and funds generated from operations.

The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”).  Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants.  The Company was in compliance with the requirements and covenants as of September 30, 2004.  During the Three Month 2005 Period the Company paid fees associated with the Credit Facility totaling $18,000.

As of September 30, 2004 the Company’s sources of liquidity were $136,000 in cash and cash equivalents, $1,722,000 in marketable securities, $63,000 in trade accounts receivable, $464,000 in pawn service charges receivable, $4,221,000 in pawn loan receivables and $3,415,000 in inventories.

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

The Company believes it has sufficient working capital to fund its current operations for Fiscal 2005 and to expand through the acquisition of new stores and other businesses.  The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to have sufficient availability under its Credit Facility.

The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year.  Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share.  On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

ITEM 3.                             CONTROLS AND PROCEDURES

Under the supervision of, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, the Company has concluded that its disclosure controls and procedures were operating effectively as designed. As required, the Company will continue to evaluate the effectiveness of these controls and procedures on a quarterly basis.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 5.                             OTHER INFORMATION

On August 6, 2004 the Company issued a press release announcing that the National Association of Securities Dealers, Inc. had declared effective the Company’s application to commence trading on the OTC Bulletin Board under the symbol “XPOI.”  There have been only two trades of the Company’s common stock:  on September 24, 2004 for 26,000 shares at $1.25 per share and on November 9, 2004 for 6,190 shares at $1.50 per share.  Due to nominal trading volume in the Company’s stock, the price at which these shares traded may not reflect the market value of the Company’s Common Stock.

ITEM 6.                             EXHIBITS

Number	Description

10.1

First Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated October 8, 2004; Letter agreement amendment to Section 2(f) of Loan and Security Agreement dated October 5, 2004; and Account Control Agreement between Xponential, Inc., as debtor, FCC, LLC, as lender, and Wachovia Securities, as broker, dated October 14, 2004 *

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

XPONENTIAL, INC. (Registrant)

November 15, 2004	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1

First Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated October 8, 2004; Letter agreement amendment to Section 2(f) of Loan and Security Agreement dated October 5, 2004; and Account Control Agreement between Xponential, Inc., as debtor, FCC, LLC, as lender, and Wachovia Securities, as broker, dated October 14, 2004

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