Form 10QSB
period 2004-12-31
XPONENTIAL INC
filed 2005-02-14
CIK 1048142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File No. 1-13919

Xponential, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30080
(Address of principal executive offices)

(678) 720-0660
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,360,828 shares of Common Stock, par value $0.01 per share, outstanding as of January 18, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$507	$206
Accounts receivable	58	73
Pawn service charges receivable	471	489
Pawn loans	4,279	4,449
Inventories, net	3,518	2,968
Investments	993	3,017
Prepaid expenses and other current assets	254	275
Total current assets	10,080	11,477

Property and equipment, net	846	869
Intangible assets, net of amortization of $62 and $42 at December 31, 2004 and June 30, 2004, respectively	16	35
Investments-restricted	1,000	—
Investment in American IronHorse Motorcycle Company, Inc.	4,486	3,018
Other assets	207	155
Total assets	$16,635	$15,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$689	$696
Current installments of notes payable and redeemable preferred stock	857	121
Total current liabilities	1,546	817

Long term liabilities
Notes payable – net of current portion	3,554	3,050
Redeemable preferred stock – Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding at December 31, 2004 and June 30, 2004	4,858	5,358
Total long term liabilities	8,412	8,408

Total liabilities	9,958	9,225

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued and outstanding at December 31, 2004 and June 30, 2004	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,360,828 as of December 31, 2004 and 2,344,206 as of June 30, 2004	24	24
Additional paid-in capital	5,550	5,319
Retained earnings	939	740
Accumulated other comprehensive income	199	281
Less treasury stock, at cost; 25,000 common shares at December 31, 2004 and June 30, 2004, respectively	(40)	(40)
Total stockholders’ equity	6,677	6,329
Total liabilities and stockholders’ equity	$16,635	$15,554

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Revenues:
Merchandise sales	$6,494	$7,301
Pawn service charges and related fee income	3,142	3,382
Management advisory and related fee income	85	185
Total revenues	9,721	10,868

Expenses:
Cost of sales	4,749	5,983
Store operating expenses	2,860	3,101
Corporate administrative expenses	1,434	1,445
Depreciation and amortization	216	229
Total expenses	9,259	10,758
Operating income	462	110
Interest and dividend income	85	255
Interest expense including preferred dividends (Series A) of $134 for the six months ended December 31, 2004 and 2003	(320)	(325)
Gain on sale of investments	239	1,946
Net income before taxes	466	1,986
Income tax provision	(204)	(739)
Net income	262	1,247
Preferred stock dividend requirement (Series B)	(63)	(63)
Net income allocable to common stockholders	$199	$1,184

Income per common share (note 4):

Basic	$0.08	$0.56

Diluted	$0.06	$0.32

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Revenues:
Merchandise sales	$3,462	$3,980
Pawn service charges and related fee income	1,571	1,728
Management advisory and related fee income	43	176
Total revenues	5,076	5,884

Expenses:
Cost of sales	2,419	3,301
Store operating expenses	1,439	1,583
Corporate administrative expenses	752	807
Depreciation and amortization	107	118
Total expenses	4,717	5,809
Operating income	359	75
Interest and dividend income	44	155
Interest expense including preferred dividends (Series A) of $67 for the three months ended December 31, 2004 and 2003	(170)	(164)
Gain on sale of investments	28	315
Net income before taxes	261	381
Income tax provision	(111)	(153)
Net income	150	228
Preferred stock dividend requirement (Series B)	(32)	(31)
Net income allocable to common stockholders	$118	$197

Income per common share (note 4):
Basic	$0.05	$0.09

Diluted	$0.04	$0.06

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended December 31, 2004	For the Six Months Ended December 31, 2003

Cash flows from operating activities:
Net income	$262	$1,247
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	216	229
Gain on sale of investments	(239)	(1,946)
Deferred income tax expense related to bankruptcy	204	721
Changes in operating assets and liabilities:
Accounts receivable	15	(162)
Pawn service charges receivable	18	(105)
Inventories, net	(550)	(165)
Prepaid expenses and other current assets	21	(168)
Accounts payable and accrued liabilities	(7)	(136)
Net cash used in operating activities	(60)	(485)
Cash flows from investing activities:

Pawn loans made, net	170	(964)
Proceeds from sale of investments	1,595	7,809
Purchase of investments	(1,882)	(5,205)
Purchases of property and equipment	(174)	—
Other assets	(52)	(317)
Net cash provided by (used in) investing activities	(343)	1,323
Cash flows from financing activities:
Borrowings on notes payable	4,894	6,050
Principal payments on notes payable	(4,154)	(6,272)
Sale of common stock	27	282
Purchase of treasury stock	—	(40)
Dividends paid	(63)	(63)
Net cash provided by (used in) financing activities	704	(43)
Net increase in cash and cash equivalents	301	795
Cash and cash equivalents at beginning of period	206	220
Cash and cash equivalents at end of period	$507	$1,015
Supplemental disclosures of cash flow information - Cash paid for interest	$286	$288

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

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart, Inc. (“PawnMart”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise.  As of December 31, 2004, PawnMart owned and operated 26 stores located in Georgia and North Carolina.

The financial statements as of December 31, 2004 and 2003 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.

Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2004 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.

(2)                     Notes Payable

Revolving Credit Facility-

PawnMart obtained a new revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000 (which replaced in its entirety the $4,000,000 Comerica line of credit), which bears interest at the prevailing prime rate plus 2.00% (6.75% at December 31, 2004), and matures on June 17, 2007 (the “Credit Facility”).  The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments, including a specific $1,000,000 reserve against the borrowing base.  The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company.  In October 2004 the loan was modified to eliminate the $1,000,000 reserve by the Company’s pledging of additional collateral in the form of marketable securities to the Lender in the amount of $1,000,000.  The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender.  At December 31, 2004, $2,852,000 was outstanding under the Credit Facility and had an additional $80,000 available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at December 31, 2004.

Slammer Partners, Ltd-

On July 25, 2004 the Company purchased 100,000 shares of common stock of American IronHorse Motorcycle Company, Inc. from Slammer Partners, Ltd. for $600,000, which is financed by the seller. The promissory note bears interest at 5% per annum, requires monthly payments of principal and interest of $21,372 for 36 months beginning August 25, 2004 and is included as a liability at December 31, 2004 of $505,000.

8% Limited Recourse Secured Convertible Subordinated Notes-

The Company had sold $225,000 of its 8% limited recourse secured convertible subordinated notes as of December 31, 2004.  The notes mature in 2014 and are convertible at a rate of 100 shares of the Company’s common shares for each $1,000 of principal amount of the notes.  Interest is payable monthly and the principal of the notes is due at maturity.  The notes are collateralized by the common shares of the Company’s subsidiary, PawnMart.  The Company has guaranteed the interest payments for the initial five year term of the notes.

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

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003.  Under the Stock Option Plan, stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period of two years and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan.  The Company has granted options covering a total of 505,000 common shares under the Stock Option Plan, of which 349,000 shares were immediately exercisable.  Options covering a total of 251,000 shares have been exercised, options covering a total of 32,000 shares have been forfeited, leaving options covering a total of 222,000 shares outstanding at December 31, 2004, with 182,000 immediately exercisable.  The remaining options vest on June 30, 2005.  The Company recognized $400 and $1,200 of compensation expense for options granted during the three month periods ended December 31, 2004 and 2003, respectively and $800 and $2,400 of compensation expense for the six month periods ended December 31, 2004 and 2003, respectively.

The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	249,000	$1.02
Forfeited	30,000	1.00
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	2,000	1.00
Forfeited	2,000	1.00
Outstanding at December 31, 2004	222,000	$1.16

Exercisable at December 31, 2004	182,000	$1.14

The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions.  As of December 31, 2004, the Company has issued 54,880 shares of restricted common shares under the Incentive Plan.  The stock grants vest over a two year period.  The Company recognized compensation expense of $22,664 and $15,864 during the three month periods ending December 31, 2004 and 2003, respectively, and $31,845 and $22,864 during the six month periods ending December 31, 2004 and 2003, respectively related to the stock grants.

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

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended December 31, 2004 and 2003 is as follows:

For the Three Months Ended December 31, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$118,000	2,360,828	$0.05
Assumed conversion of Series B preferred stock	32,000	1,720,130
Dilutive effect of stock options	—	59,756
Diluted earnings per common share	$150,000	4,140,714	$0.04

For the Three Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$197,000	2,160,939	$0.09
Assumed conversion of Series B preferred stock	31,000	1,720,130
Diluted earnings per common share	$228,000	3,881,069	$0.06

For the Six Months Ended December 31, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$199,000	2,348,983	$0.08
Assumed conversion of Series B preferred stock	63,000	1,720,130
Dilutive effect of stock options	—	29,878
Diluted earnings per common share	$262,000	4,098,991	$0.06

For the Six Months Ended December 31, 2003	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$1,184,000	2,120,444	$0.56
Assumed conversion of Series B preferred stock	63,000	1,720,130
Diluted earnings per common share	$1,247,000	3,840,574	$0.32

The Company had stock options outstanding for the purchase of 222,000 and 236,000 common shares as of December 31, 2004 and 2003, respectively.  The Company’s common stock began trading in on the Nasdaq OTC Bulletin Board in September 2004.  In October 2004,  certain of the Company’s stock options became dilutive as the market value of the Company’s common shares exceeded the strike price for the outstanding options. For the three and six month periods ended December 31, 2004, 50,000 of the outstanding options to purchase common shares have been excluded from the computation because those options are antidilutive.  For the three and six month periods ended December 31, 2003, all outstanding options to purchase common shares have been excluded from the computation because those options are antidilutive.

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

As of December 31, 2004 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	(7)	—
Bonds	1,787	206	1,993

Total	$1,794	199	1,993

In October 2004, the Company pledged $1,000,000 of its marketable securites as additional collateral for the Company’s Credit Facility.  The $1,000,000 in marketable securities is reported as a long term asset on the Company’s balance sheet.

As of June 30, 2004, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	$(6)	$1
Bonds	2,729	287	3,016

Total	$2,736	$281	$3,017

(6)       Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended December 31, 2004	For the Three Month Period Ended December 31, 2003

Net income	$150	$228
Unrealized gain from available for sale securities	134	74
Reclassification of realized gains included in net income	15	(22)

Comprehensive income (loss)	$299	$280

(in thousands)	For the Six Month Period Ended December 31, 2004	For the Six Month Period Ended December 31, 2003

Net income	$262	$1,247
Unrealized gain(loss) from available for sale securities	(82)	(1,423)
Reclassification of realized gains included in net income	(102)	(1,165)

Comprehensive income (loss)	$78	$(1,341)

(7)       Investment in American IronHorse Motorcycle Company, Inc.

The Company has invested $4,486,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of December 31, 2004.  The Company owns 13.97% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method.  $600,000 of the investment is financed by a third party seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,372 for 36 months which began August 25, 2004 and is included as a liability at December 31, 2004 of $505,000.  It is possible the Company may increase its investment in American IronHorse, which could result in the requirement to use the equity method of accounting.

Following is summary unaudited financial information for American IronHorse as of September 30, 2004 and December 31, 2003:

(in thousands)	As of September 30, 2004	As of December 31, 2003
	(Unaudited)	(Unaudited)

Current assets	$27,635	$23,892
Current liabilities	17,490	19,901

Total assets	$32,318	$29,042
Total liabilities	21,047	24,589
Stockholders’ equity	$11,271	$4,453

(in thousands)	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003
	(Unaudited)	(Unaudited)

Total revenue	$58,050	$65,019
Net income (loss)	$544	$(7,770)

(8)       Intangible assets

Intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2004, as the respective fair value of the Company’s reporting units exceeds their respective carrying amounts. The Company amortizes intangible assets with an expected useful life based on their expected periods of benefit.

(9)                      Operating Segment Information

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

Operating segment data for the three months ended December 31, 2004 and 2003 is set forth below (in thousands):

Three Months Ended December 31, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,462	$—	$3,462
Pawn service charges and related fee income	1,571	—	1,571
Management advisory and related fee income	—	43	43
Total Revenue	5,033	43	5,076

Expenses:
Cost of sales	2,419	—	2,419
Store operating expenses	1,439	—	1,439
Corporate administrative expenses	511	241	752
Depreciation and amortization	106	1	107
Operating income (loss)	558	(199)	359

Interest and dividend income	1	43	44
Interest expense	(86)	(84)	(170)
Gain on sale of investments	—	28	28
Net income before taxes	$473	$(212)	$261

Total Assets	$9,735	$6,900	$16,635

Three Months Ended December 31, 2003	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,980	$—	$3,980
Pawn service charges and related fee income	1,728	—	1,728
Management advisory and related fee income	—	176	176
Total Revenue	5,708	176	5,884

Expenses:
Cost of sales	3,301	—	3,301
Store operating expenses	1,583	—	1,583
Corporate administrative expenses	513	294	807
Depreciation and amortization	118		118
Operating income (loss)	193	(118)	75

Interest and dividend income	2	153	155
Interest expense	(90)	(74)	(164)
Gain on sale of investments	—	315	315
Net income before taxes	$105	$276	$381

Total Assets	$10,006	$7,275	$17,281

Operating segment data for the six months ended December 31, 2004 and 2003 is set forth below (in thousands):

Six Months Ended December 31, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$6,494	$—	$6,494
Pawn service charges and related fee income	3,142	—	3,142
Management advisory and related fee income	—	85	85
Total Revenue	9,636	85	9,721

Expenses:
Cost of sales	4,749	—	4,749
Store operating expenses	2,860	—	2,860
Corporate administrative expenses	934	500	1,434
Depreciation and amortization	216	—	216
Operating income (loss)	877	(415)	462

Interest and dividend income	2	83	85
Interest expense	(158)	(162)	(320)
Gain on sale of investments	—	239	239
Net income before taxes	$721	$(255)	$466

Total Assets	$9,735	$6,900	$16,635

Six Months Ended December 31, 2003	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$7,301	$—	$7,301
Pawn service charges and related fee income	3,382	—	3,382
Management advisory and related fee income	—	185	185
Total Revenue	10,683	185	10,868

Expenses:
Cost of sales	5,983	—	5,983
Store operating expenses	3,101	—	3,101
Corporate administrative expenses	937	508	1,445
Depreciation and amortization	226	3	229
Operating income (loss)	436	(326)	110

Interest and dividend income	2	253	255
Interest expense	(175)	(150)	(325)
Gain on sale of investments		1,946	1,946
Net income before taxes	$263	$1,723	$1,986

Total Assets	$10,006	$7,275	$17,281

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

The Company also has invested in American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles.  At December 31, 2004 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 740,348 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 13.97% of the outstanding common stock of American IronHorse (which would be reduced to 10.77% assuming conversion and exercise of all outstanding convertible securities).

At December 31, 2004 directors and officers of the Company, directly and through affiliates, collectively owned an additional 1,018,373 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 29,166 shares of common stock of American IronHorse), or 19.22%, of the outstanding common stock of American IronHorse (which would be reduced to 16.11% assuming conversion and exercise of all outstanding convertible securities).  These include shares and convertible securities owned by Jeffrey Cummer, Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd., and Sanders Morris Harris Group Inc.  Mr. Moyers is also the chairman of the board of directors of American IronHorse.

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

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended December 31, 2004 and December 31, 2003 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003

Merchandise sales	68.2%	67.2%
Pawn service charges and related fee income	30.9	31.4
Management advisory fees and related fee income	0.9	2.4
Total revenues	100.0	100.0
Cost of sales	47.7	56.1
Store operating expenses	28.3	26.9
Corporate administrative expenses	14.8	13.7
Depreciation and amortization	2.1	2.0
Operating income	7.1	1.3
Interest and dividend income	0.9	2.6
Interest expense	(3.3)	(2.8)
Gain on sale of marketable securities	0.5	5.4
Net income before income taxes	5.2	6.5
Income tax provision	(2.2)	(2.6)
Net income before income taxes	3.0%	3.9%

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Total revenues decreased 13.7% to $5,076,000 during the three months ended December 31, 2004 (the “Three Month 2005 Period”) as compared to $5,884,000 during the three months ended December 31, 2003 (the “Three Month 2004 Period”).  The overall decrease was attributable primarily to decreases in pawn service charges on car loans and decreased merchandise sales.  Stores that remained open for the full twelve months or more as of December 31, 2004 (the “Comparable Stores”) experienced a net decrease in revenues of $306,000, or 6.1%.

Merchandise sales decreased $518,000 or 13.0% to $3,462,000 during the Three Month 2005 Period from $3,980,000 during the Three Month 2004 Period primarily due to decreased car and jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2005 Period decreased $156,000, or 4.7%.

Pawn service charges decreased $157,000 or 9.1% to $1,571,000 during the Three Month 2005 Period from $1,728,000 during the Three Month 2004 Period primarily due to decreased pawn service charges on car loans, which decreased to $372,000 during the Three Month 2005 Period compared to $597,000 during the Three Month 2004 Period due to a change in advance rates on car title loans.  Pawn service charges from Comparable Stores decreased $150,000 or 9.0% for the Three Month 2005 Period as compared to the Three Month 2004 Period.

Management advisory income decreased to $43,000 during the Three Month 2005 Period from $176,000 during the Three Month 2004 Period due to reduced financing fees.

Cost of sales decreased $882,000 to $2,419,000 or 26.7% during the Three Month 2005 Period from $3,301,000 during the Three Month 2004 Period primarily due to reduced jewelry scrap and car sales.  Cost of sales as a percent of total revenue decreased to  47.7% during the Three Month 2005 Period as compared to 56.1%  for the Three Month 2004 Period primarily due to improved gross profit on merchandise sales and reduced losses on car title loan repossessions and write offs.

Store operating expenses decreased $144,000 or 9.1% to $1,439,000 for the Three Month 2005 Period from $1,583,000 during the Three Month 2004 Period primarily due to decreased personnel expenses for car title and compliance personnel.  On a Comparable Store basis, store operating expenses were  29.2% of total revenues during the Three Month 2005 Period compared to 29.1% of total revenues during the Three Month 2004 Period.

Corporate administrative expenses decreased 6.8% to $752,000 during the Three Month 2005 Period from $807,000 during the Three Month 2004 Period primarily due reduced personnel costs which are offset by costs related to legal and professional fees related to registering of the Company’s common stock for trading on the OTC Bulletin Board.  Corporate administrative expenses increased to 14.8% of total revenues during the Three Month 2005 Period as compared to 13.7% during the Three Month 2004 Period.

Interest expense increased $6,000 to $170,000 during the Three Month 2005 Period as compared $164,000 during  the Three Month 2004 Period primarily due to increased interest expense related to notes payable for the purchase of American IronHorse common stock.

Interest and dividend income for the Three Month 2005 Period decreased 71.6% due primarily to the investment of $4,486,000 in common stock of American IronHorse with funds that had been previously invested in marketable securities that provided interest and dividend income to the Company in the Three Month 2004 Period.

The Company also recognized a gain of $28,000 on the sale of securities during the Three Month 2005 Period compared to a gain of $315,000 in the Three Month 2004 Period.

The Company recognized income tax expense of $111,000 and $153,000 during the Three Month 2005 Period and Three Month 2004 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Total revenues decreased 10.6% to $9,721,000 during the six months ended December 31, 2004 (the “Six Month 2005 Period”) as compared to $10,868,000 during the six months ended December 31, 2003 (the “Six Month 2004 Period”).  The overall decrease was attributable primarily to decreases in pawn service charges on car loans and decreased merchandise sales.  Stores that remained open for the full twelve months or more as of December 31, 2004 (the “Comparable Stores”) experienced a net decrease in revenues of $314,000, or 3.4%.

Merchandise sales decreased 11.0% to $6,494,000 during the Six Month 2005 Period from $7,301,000 during the Six Month 2004 Period primarily due to decreased car and jewelry scrap sales.  Sales in Comparable Stores for the Six Month 2005 Period decreased $95,000, or 1.6%.

Pawn service charges decreased $240,000 or 7.1% to $3,142,000 during the Six Month 2005 Period from $3,382,000 during the Six Month 2004 Period primarily due to decreased pawn service charges on car loans which decreased to $768,000 during the Six Month 2005 Period compared to $1,066,000 during the Six Month 2004 Period due to a change in advance rates on car title loans.  Pawn service charges from Comparable Stores decreased $219,000 or 6.7% for the Six Month 2005 Period as compared to the Six Month 2004 Period.

Management advisory income decreased to $85,000 during the Six Month 2005 Period from $185,000 during the Six Month 2004 Period due to reduced financing fees.

Cost of sales decreased $1,234,000 to $4,749,000 or 20.6% during the Six Month 2005 Period from $5,983,000 during the Six Month 2004 Period primarily due to reduced jewelry scrap and car sales.  Cost of sales as a percent of total revenue decreased to 48.9% during the Six Month 2005 Period as compared to 55.1%  for the Six Month 2004 Period primarily due to increased gross profit on merchandise sales and reduced losses on car title loan repossessions and write offs.

Store operating expenses decreased to $2,860,000 for the Six Month 2005 Period from $3,101,000 during the Six Month 2004 Period primarily due to decreased personnel expenses for  car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 30.5% of total revenues during the Six Month 2005 Period compared to 31.1% of total revenues during the Six Month 2004 Period.

Corporate administrative expenses decreased 0.8% to $1,434,000 during the Six Month 2005 Period from $1,445,000 during the Six Month 2004 Period primarily due to costs related to personnel savings which were offset by increased costs related to legal and professional fees related to registering of the Company’s common stock for trading on the OTC Bulletin Board.  Corporate administrative expenses increased to 14.7% of total revenues during the Six Month 2005 Period as compared to 13.3% during the Six Month 2004 Period.

Interest expense decreased $5,000 to $320,000 during the Six Month 2005 Period as compared to $325,000 during the Six Month 2004 Period primarily due to reduced line of credit fees.

Interest and dividend income for the Six Month 2005 Period decreased 66.7% due primarily to the investment of $4,486,000 in common stock of American IronHorse with funds that had been previously invested in marketable securities that provided interest and dividend income to the Company in the Six Month 2004 Period.

The Company recognized a gain of $239,000 on the sale of securities during the Six Month 2005 Period compared to a gain of $1,946,000 in the Six Month 2004 Period.

The Company recognized income tax expense of $204,000 and $739,000 during the Six Month 2005 Period and Six Month 2004 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations and growth have been financed with working capital, bank borrowings and funds generated from operations.

The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”).  Under the terms of the Credit Facility, the Company is required to pledge $1,000,000 of marketable securities to the finance company and to maintain certain financial ratios and comply with certain technical covenants.  The Company was in compliance with the requirements and covenants as of December 31, 2004.  During the Six Month 2005 Period the Company paid fees associated with the Credit Facility totaling $18,000.

As of December 31, 2004 the Company’s sources of liquidity were $507,000 in cash and cash equivalents, $993,000 in marketable securities, $58,000 in trade accounts receivable, $471,000 in pawn service charges receivable, $4,279,000 in pawn loan receivables, $3,518,000 in inventories and $80,000 available for borrowing under the Credit Facility.

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

PART II

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October and November 2004 the Company issued an aggregate of $225,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014 to three individual investors (the “Convertible Notes”), as follows:

Original Issuance Date	Principal amount
10/08/04	$100,000
11/04/04	$25,000
11/17/04	$100,000

The foregoing Convertible Notes were sold pursuant to an ongoing private offering of up to $20,000,000 in original principal amount of Convertible Notes by the Company (the “Offering”).  The Convertible Notes are being offered only to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”).

The Convertible Notes are being offered on a best efforts basis by Massie Capital, Ltd. (the “Selling Agent”), a licensed member of the National Association of Securities Dealers, Inc.  The Company will pay a commission of 9% of the selling price of the Convertible Notes to the Selling Agent.  In addition to the cash commission, the Company will issue to the Selling Agent for each $10,000 in principal amount of Convertible Notes sold, 100 warrants (“Selling Agent’s Warrants”), each exercisable to purchase one share of the Company’s Common Stock at $11.00 per share.  The Selling Agent’s Warrants will expire seven years from the date of issuance.  The Selling Agent may distribute a portion of the cash commission and Selling Agent’s Warrants to soliciting broker-dealers who participate in the Offering.

The Convertible Notes are convertible at the option of the holders into shares of Common Stock of the Company, at a conversion rate of 100 shares of Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment upon certain events.  The Convertible Notes are convertible at any time prior to the close of business on December 31, 2014, unless previously redeemed, at the conversion rate set forth above.  Holders of Convertible Notes called for redemption will be entitled to convert the Convertible Notes up to and including, but not after, the business day immediately before the date fixed for redemption.

The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6.          EXHIBITS

Number	Description

10.1	Amendment Number Two to Xponential, Inc. Capital Incentive Program *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

February14, 2005	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Amendment Number Two to Xponential, Inc. Capital Incentive Program

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002