Form 10QSB
period 2005-03-31
XPONENTIAL INC
filed 2005-05-16
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005.

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

(678) 720-0660

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The Company has 2,380,804 shares of Common Stock, par value $0.01 per share, outstanding as of May 5, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

XPONENTIAL, INC.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,486	$206
Accounts receivable	190	73
Pawn service charges receivable	434	489
Pawn loans	3,942	4,449
Inventories, net	3,485	2,968
Investments	1,159	3,017
Prepaid expenses and other current assets	234	275
Total current assets	10,930	11,477

Property and equipment, net	873	869
Intangible assets, net of amortization of $72 and $42 at March 31, 2005 and June 30, 2004, respectively	6	35
Investments-restricted	1,000	—
Investment in American IronHorse Motorcycle Company, Inc.	4,821	3,018
Other assets	524	155
Total assets	$18,154	$15,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$731	$696
Current installments of notes payable	359	121
Current amount due of redeemable preferred stock – Series A; shares subject to mandatory redemption; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding at March 31, 2005 and June 30, 2004	500	500
Total current liabilities	1,590	1,317
Long term liabilities
Notes payable – net of current portion	5,134	3,050
Redeemable preferred stock – Series A; shares subject to mandatory redemption; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued and outstanding at March 31, 2005 and June 30, 2004, net of current portion	4,858	4,858
Total long term liabilities	9,992	7,908
Total liabilities	11,582	9,225

Stockholders’ equity:
Preferred stock – $0.01 par value, 2,500,000 authorized:
Preferred stock – Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued and outstanding at March 31, 2005 and June 30, 2004	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,380,804 as of March 31, 2005 and 2,344,206 as of June 30, 2004	24	24
Additional paid-in capital	5,628	5,319
Retained earnings	926	740
Accumulated other comprehensive income	29	281
Less treasury stock, at cost; 25,000 common shares at March 31, 2005 and June 30, 2004, respectively	(40)	(40)
Total stockholders’ equity	6,572	6,329
Total liabilities and stockholders’ equity	$18,154	$15,554

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004
Revenues:
Merchandise sales	$9,807	$10,715
Pawn service charges and related fee income	4,635	5,102
Management advisory and related fee income	128	301
Total revenues	14,570	16,118

Expenses:
Cost of sales	7,208	8,936
Store operating expenses	4,267	4,680
Corporate administrative expenses	2,198	2,212
Depreciation and amortization	324	355
Total expenses	13,997	16,183
Operating income (loss)	573	(65)
Interest and dividend income	131	319
Interest expense including preferred dividends (Series A) of $201 for the nine months ended March 31, 2005 and 2004	(494)	(523)
Gain on sale of investments	317	2,018
Net income before taxes	527	1,749
Income tax provision	247	681
Net income	280	1,068
Preferred stock dividend requirement (Series B)	(94)	(94)
Net income allocable to common stockholders	$186	$974

Income per common share (note 4):

Basic	$0.08	$0.42

Diluted	$0.07	$0.26

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
Merchandise sales	$3,313	$3,414
Pawn service charges and related fee income	1,493	1,687
Management advisory and related fee income	43	149
Total revenues	4,849	5,250

Expenses:
Cost of sales	2,459	2,953
Store operating expenses	1,407	1,579
Corporate administrative expenses	764	767
Depreciation and amortization	108	126
Total expenses	4,738	5,425
Operating income (loss)	111	(175)
Interest and dividend income	46	64
Interest expense including preferred dividends (Series A) of $67 for the three months ended March 31, 2005 and 2004	(174)	(198)
Gain on sale of investments	78	72
Net income (loss) before taxes	61	(237)
Income tax (provision) benefit	(43)	58
Net income (loss)	18	(179)
Preferred stock dividend requirement (Series B)	(31)	(31)
Net loss allocable to common stockholders	$(13)	$(210)

Loss per common share (note 4):

Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	For the Nine Months Ended March 31, 2005	For the Nine Months Ended March 31, 2004

Cash flows from operating activities:
Net income	$280	$1,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	324	355
Gain on sale of investments	(317)	(2,018)
Deferred income tax expense related to bankruptcy	247	663
Changes in operating assets and liabilities:
Accounts receivable	(117)	109
Pawn service charges receivable	55	20
Pawn loans made	(11,533)	(13,496)
Pawn loans repaid	5,273	5,791
Inventory acquired from loan forfeitures	6,767	7,890
Subtotal pawn loans	507	185
Inventories, net	(517)	(200)
Prepaid expenses and other current assets	41	(182)
Accounts payable and accrued liabilities	35	(354)
Net cash provided by (used in) operating activities	538	(354)
Cash flows from investing activities:
Proceeds from sale of investments	2,049	8,200
Purchase of investments	(2,926)	(6,010)
Purchases of property and equipment	(302)	—
Purchase of other assets	(369)	(338)
Net cash provided by (used in) investing activities	(1,548)	1,852
Cash flows from financing activities:
Borrowings on notes payable	10,821	9,011
Principal payments on notes payable	(8,499)	(10,076)
Sale of common stock	62	281
Purchase of treasury stock	—	(40)
Dividends paid	(94)	(94)
Net cash provided by (used in) financing activities	2,290	(918)
Net increase in cash and cash equivalents	1,280	580
Cash and cash equivalents at beginning of period	206	220
Cash and cash equivalents at end of period	$1,486	$800
Supplemental disclosures of cash flow information -
Cash paid for interest	$456	$440

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

The consolidated financial statements include the accounts of Xponential, Inc. and its wholly-owned subsidiaries, Xponential Advisors, Inc., PawnMart, Inc. and Xponential Real Estate Holdings, Inc.  All significant intercompany transactions have been eliminated.

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994.  Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart, Inc. (“PawnMart”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise.  As of March 31, 2005, PawnMart owned and operated 26 stores located in Georgia and North Carolina.

The financial statements as of March 31, 2005 and 2004 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.

Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain balances for the periods ended June 30, 2004 and March 31, 2004 have been reclassified to conform to current year presentation.

The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2004 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.

(2)   Notes Payable

Revolving Credit Facility-

PawnMart obtained a revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000 (which replaced in its entirety the $4,000,000 Comerica line of credit), which bears interest at the prevailing prime rate plus 2.00% (7.75% at March 31, 2005), and matures on June 17, 2007 (the “Credit Facility”).  The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments.  The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company  The Company has pledged additional collateral in the form of marketable securities to the Lender in the amount of $1,000,000 to secure the loan.  The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender.  At March 31, 2005, $1,421,000 was outstanding under the Credit Facility and an additional $1,615,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at March 31, 2005.

Notes Payable – American IronHorse Stock Purchase

On July 25, 2004 the Company purchased 100,000 shares of common stock of American IronHorse Motorcycle Company, Inc. from a limited partnership for $600,000, which is financed by the seller. The promissory note bears interest at 5% per annum, requires monthly payments of principal and interest of $21,372 for 36 months beginning August 25, 2004 and is included as a liability at March 31, 2005 of $447,000.

8% Limited Recourse Secured Convertible Subordinated Notes-

The Company had sold $3,328,000 of its 8% Limited Recourse Secured Convertible Subordinated Notes as of March 31, 2005.  The notes from the $20 million offering mature in 2014 and are convertible at a rate of 100 shares of the Company’s common stock for each $1,000 of principal amount of the notes.  Interest is payable monthly and the principal of the notes is due at maturity.  The notes are collateralized by the common stock of the Company’s subsidiary, PawnMart.  The Company has guaranteed the interest payments for the initial five year term of the notes.

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

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003.  Under the Stock Option Plan, stock options have been awarded to directors, officers and employees.  These stock options vest either immediately or over a period of two years and expire ten years thereafter.  A total of 675,000 shares of common stock are reserved for grant under the Stock Option Plan. The Company recognized $400 and $1,200 of compensation expense during the three month periods ended March 31, 2005 and 2004, respectively, and $1,200 and $3,700 of compensation expense for the nine month periods ended March 31, 2005 and 2004, respectively, for options previously granted.

The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	249,000	$1.02
Forfeited	30,000	1.00
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	2,000	1.00
Forfeited	4,000	1.00
Outstanding at March 31, 2005	220,000	$1.13

Exercisable at March 31, 2005	180,000	$1.17

Restricted Stock-

The Company has issued 74,856 shares of restricted stock under it 2003 Stock Incentive Plan.  The stock vests over a two year period.  The Company recognized compensation expense of $0 and $18,750 during the three month periods ending March 31, 2005 and 2004, respectively, and $53,381 and $54,218 during the nine month periods ending March 31, 2005 and 2004, respectively related to the stock grants.  Effective January 1, 2005, the Company discontinued issuing restricted stock under the 2003 Stock Incentive Plan due to changes to regulations under section 409A of the Internal Revenue Code.

(4)   Weighted Average Shares and Net Income (Loss) Per Common Share

Net income per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“Statement No. 128”).  Statement No. 128 requires dual presentation of basic and diluted earnings per share and reconciliation between the two amounts.  Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities for the purchase of Common Stock were exercised.  In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.  The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the nine months ended March 31, 2005 and 2004 is as follows:

For the Nine Months Ended March 31, 2005	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$186,000	2,356,614	$0.08
Assumed conversion of Series B preferred stock	94,000	1,720,130
Dilutive effect of stock options	—	73,095
Diluted earnings per common share	$280,000	4,149,839	$0.07

For the Nine Months Ended March 31, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share

Basic earnings per common share	$974,000	2,322,862	$0.42
Assumed conversion of Series B preferred stock	94,000	1,720,130
Diluted earnings per common share	$1,068,000	4,042,992	$0.26

The Company had stock options outstanding for the purchase of 220,000 and  236,000 common shares as of March 31, 2005 and 2004, respectively. The Company’s common stock began trading on the Nasdaq OTC Bulletin Board in September 2004.  As of March 31, 2005,  the exercisable stock options were dilutive as the market value of the Company’s common shares exceeded the strike price for the outstanding options. Consequently, for the nine month periods ended March 31, 2005, none of the exercisable options to purchase common shares have been excluded from the computation.  The common shares issuable upon conversion of the 8% Limited Recourse Secured Convertible Subordinated Notes are not included in the computation for the nine month period end March 31, 2005 because they are antidilutive. For the three and nine month periods ended March 31, 2004, all outstanding options to purchase common shares have been excluded from the computation because those options are antidilutive.

(5)   Investments in Marketable Securities

Marketable equity securities have been categorized as available-for-sale and carried at fair value.  The Company does not own any securities classified as held-to-maturity securities.  Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.

As of March 31, 2005 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	(6)	1
Bonds	2,123	35	2,158

Total	$2,130	29	2,159

In October 2004, the Company pledged $1,000,000 of its marketable securities as additional collateral for the Company’s Credit Facility.  The $1,000,000 in marketable securities is reported as a long term asset on the Company’s balance sheet.

As of June 30, 2004, the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value

Stocks	$7	(6)	1
Bonds	2,729	287	3,016

Total	$2,736	281	3,017

(6)   Comprehensive Income

Comprehensive income is as follows:

(in thousands)	For the Three Month Period Ended March 31, 2005	For the Three Month Period Ended March 31, 2004

Net income (loss)	$18	$(179)
Unrealized loss from available for sale securities	(170)	(88)
Reclassification of realized gains, net of tax included in net income	(46)	(40)

Comprehensive income (loss)	$(198)	$(307)

(in thousands)	For the Nine Month Period Ended March 31, 2005	For the Nine Month Period Ended March 31, 2004

Net income	$280	$1,068
Unrealized loss from available for sale securities	(252)	(1,511)
Reclassification of realized gains, net of tax included in net income	(143)	(1,142)

Comprehensive income (loss)	$(115)	$(1,585)

(7)   Investment in American IronHorse Motorcycle Company, Inc.

The Company has invested $4,821,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of March 31, 2005.  The Company owns 15.05% of the common stock of American IronHorse and accounts for this investment on the cost method.  $600,000 of the investment is financed by the seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,372 for 36 months which began August 25, 2004 and is included as a liability at March 31, 2005 of $447,000.  It is possible the Company may increase its investment in American IronHorse, which could result in the requirement to use the equity method of accounting.

Following is summary unaudited financial information for American IronHorse as of March 31, 2005 and March 31, 2004:

(in thousands)	As of March 31, 2005	As of December 31, 2004
	(Unaudited)	(Unaudited)

Current assets	$40,200	$30,000
Current liabilities	$32,500	$22,800

Total assets	$44,900	$34,600
Total liabilities	35,100	25,500
Stockholders’ equity	$9,800	$9,100

(in thousands)	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2004
	(Unaudited)	(Unaudited)

Total revenue	$23,000	$71,400
Net income (loss)	$600	$(1.400)

(8)   Operating Segment Information

The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services.  PawnMart, Inc. operates 26 pawn shops in Georgia and North Carolina.  Xponential Advisors, Inc. provided management and advisory services to American IronHorse through March 31, 2005.  Xponential Advisors, Inc. directs the investment of the Company’s available funds in marketable securities and other investment opportunities. In February 2005, the Company formed a new subsidiary, Xponential Real Estate Holdings, Inc., which had no activity during the reporting period.

Operating segment data for the three months ended March 31, 2005 and 2004 is set forth below (in thousands):

Three Months Ended March 31, 2005	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,313	$—	$3,313
Pawn service charges and related fee income	1,493	—	1,493
Management advisory and related fee income	—	43	43
Total Revenue	4,806	43	4,849

Expenses:
Cost of sales	2,459	—	2,459
Store operating expenses	1,407	—	1,407
Corporate administrative expenses	465	299	764
Depreciation and amortization	103	5	108
Operating income (loss)	372	(261)	111

Interest and dividend income	1	45	46
Interest expense	(75)	(99)	(174)
Gain on sale of investments	—	78	78
Net income (loss) before taxes	$298	$(237)	$61

Total Assets	$9,348	$8,806	$18,154

Three Months Ended March 31, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,414	$—	$3,414
Pawn service charges and related fee income	1,687	—	1,687
Management advisory and related fee income	—	149	149
Total Revenue	5,101	149	5,250

Expenses:
Cost of sales	2,953	—	2,953
Store operating expenses	1,579	—	1,579
Corporate administrative expenses	468	299	767
Depreciation and amortization	124	2	126
Operating loss	(23)	(152)	(175)

Interest and dividend income	—	64	64
Interest expense	(123)	(75)	(198)
Gain on sale of investments	—	72	72
Net loss before taxes	$(146)	$(91)	$(237)

Total Assets	$9,087	$6,886	$15,973

Operating segment data for the nine months ended March 31, 2005 and 2004 is set forth below (in thousands):

Nine Months Ended March 31, 2005	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$9,807	$—	$9,807
Pawn service charges and related fee income	4,635	—	4,635
Management advisory and related fee income	—	128	128
Total Revenue	14,442	128	14,570

Expenses:
Cost of sales	7,208	—	7,208
Store operating expenses	4,267	—	4,267
Corporate administrative expenses	1,398	800	2,198
Depreciation and amortization	319	5	324
Operating income (loss)	1,250	(677)	573

Interest and dividend income	2	129	131
Interest expense	(233)	(261)	(494)
Gain on sale of investments	—	317	317
Net income (loss) before taxes	$1,019	$(492)	$527

Total Assets	$9,348	$8,806	$18,154

Nine Months Ended March 31, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$10,715	$—	$10,715
Pawn service charges and related fee income	5,102	—	5,102
Management advisory and related fee income	—	301	301
Total Revenue	15,817	301	16,118

Expenses:
Cost of sales	8,936	—	8,936
Store operating expenses	4,680	—	4,680
Corporate administrative expenses	1,405	807	2,212
Depreciation and amortization	349	6	355
Operating income (loss)	447	(512)	(65)

Interest and dividend income	—	319	319
Interest expense	(298)	(225)	(523)
Gain on sale of investments	—	2,018	2,018
Net income before taxes	$149	$1,600	$1,749

Total Assets	$9,087	$6,886	$15,973

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

GENERAL

Xponential, Inc. (the “Company”) is a holding company.  Its wholly owned subsidiary, PawnMart, Inc. (“PawnMart”), is a specialty finance and retail business principally engaged in establishing and operating pawn shops which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers.  PawnMart generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.

The Company also has invested in American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles.  At March 31, 2005 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 798,659 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 15.1% of the outstanding common stock of American IronHorse (which would be reduced to 11.5% assuming conversion and exercise of all outstanding convertible securities).

At March 31, 2005 directors and officers of the Company, directly and through affiliates, collectively owned an additional 964,361 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 34,166 shares of common stock of American IronHorse), or 18.2% of the outstanding common stock of American IronHorse (which would be reduced to 15.4% assuming conversion and exercise of all outstanding convertible securities).  These include shares of common stock and options and warrants to purchase common stock owned by Jeffrey Cummer, Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd., and Sanders Morris Harris Group Inc.  Mr. Moyers is also the chairman of the board of directors of American IronHorse.

The Company also provided management advisory services in conjunction with its financing and investment in American IronHorse.  Xponential Advisors, Inc. was paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week for services provided.  The advisory role of Mr. Schleizer with American IronHorse ended on March 31, 2005.

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

Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended March 31, 2005 and March 31, 2004 as a percentage of total revenues.  The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Merchandise sales	68.3%	65.0%
Pawn service charges and related fee income	30.8	32.1
Management advisory fees and related fee income	0.9	2.9
Total revenues	100.0	100.0
Cost of sales	50.7	56.2
Store operating expenses	29.0	30.1
Corporate administrative expenses	15.8	14.6
Depreciation and amortization	2.2	2.4
Operating income	2.3	(3.3)
Interest and dividend income	0.9	1.2
Interest expense	(3.6)	(3.8)
Gain on sale of marketable securities	1.6	1.4
Income tax provision (benefit)	(0.9)	1.1
Net income before income taxes	0.3%	(3.4)%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues decreased 7.6% to $4,849,000 during the three months ended March 31, 2005 (the “Three Month 2005 Period”) as compared to $5,250,000 during the three months ended March 31, 2004 (the “Three Month 2004 Period”).  The overall decrease was attributable primarily to decreases in pawn service charges on car loans.  Stores that remained open for the full twelve months or more as of March 31, 2005 (the “Comparable Stores”) experienced a net decrease in revenues of $ 171,000, or 3.7%.

Merchandise sales decreased $101,000 or 3.0% to $3,313,000 during the Three Month 2005 Period from $3,414,000 during the Three Month 2004 Period primarily due to decreased car and jewelry scrap sales.  Sales in Comparable Stores for the Three Month 2005 Period decreased $27,000, or 0.9%.

Pawn service charges decreased $194,000 or 11.5% to $1,493,000 during the Three Month 2005 Period from $1,687,000 during the Three Month 2004 Period primarily due to decreased pawn service charges on car loans, which decreased to $334,000 during the Three Month 2005 Period compared to $602,000 during the Three Month 2004 Period due to a change in advance rates on car title loans.  Pawn service charges from Comparable Stores decreased $144,000 or 9.0% for the Three Month 2005 Period as compared to the Three Month 2004 Period.

Management advisory income decreased to $43,000 during the Three Month 2005 Period from $149,000 during the Three Month 2004 Period due to reduced financing fees.

Cost of sales decreased $494,000 to $2,459,000 or 16.7% during the Three Month 2005 Period from $2,953,000 during the Three Month 2004 Period primarily due to reduced jewelry, jewelry scrap, and car sales.  Cost of sales as a percent of total revenue decreased to 50.7% during the Three Month 2005 Period as compared to 56.2%  for the Three Month 2004 Period primarily due to improved gross profit on merchandise sales and reduced losses on car title loans and sales of repossessed cars.

Store operating expenses decreased $172,000 or 10.9% to $1,407,000 for the Three Month 2005 Period from $1,579,000 during the Three Month 2004 Period primarily due to decreased personnel expenses for car title and compliance personnel.  On a Comparable Store basis, store operating expenses were  30.6% of total revenues during the Three Month 2005 Period compared to 31.2% of total revenues during the Three Month 2004 Period.

Corporate administrative expenses decreased 0.4% to $764,000 during the Three Month 2005 Period from $767,000 during the Three Month 2004 Period primarily due reduced personnel costs which are offset by costs related to legal and professional fees related to registering the Company’s common stock for trading on the OTC Bulletin Board.  Corporate administrative expenses increased to 15.8% of total revenues during the Three Month 2005 Period as compared to 14.6% during the Three Month 2004 Period.

Interest expense decreased $24,000 to $174,000 during the Three Month 2005 Period as compared $198,000 during the Three Month 2004 Period primarily due to increased interest expense related to notes payable for the purchase of American IronHorse common stock and interest expense on the 8% Limited Recourse Secured Convertible Subordinated Notes which was offset by a reduction in the Line of Credit.

Interest and dividend income for the Three Month 2005 Period decreased 28.1% due primarily to the investment of $4,821,000 in common stock of American IronHorse with funds that had been previously invested in marketable securities that provided interest and dividend income to the Company in the Three Month 2004 Period.

The Company recognized a gain of $78,000 on the sale of securities during the Three Month 2005 Period compared to a gain of $72,000 in the Three Month 2004 Period.

The Company recognized income tax expense (benefit) of $43,000 and ($58,000) during the Three Month 2005 Period and Three Month 2004 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Total revenues decreased 9.6% to $14,570,000 during the nine months ended March 31, 2005 (the “Nine Month 2005 Period”) as compared to $16,118,000 during the nine months ended March 31, 2004 (the “Nine Month 2004 Period”).  The overall decrease was attributable primarily to decreases in pawn service charges on car loans and decreased jewelry scrap sales.  Stores that remained open for the full twelve months or more as of March 31, 2005 (the “Comparable Stores”) experienced a net decrease in revenues of $465,000, or 3.3%.

Merchandise sales decreased 8.5% to $9,807,000 during the Nine Month 2005 Period from $10,715,000 during the Nine Month 2004 Period primarily due to decreased car and jewelry scrap sales.  Sales in Comparable Stores for the Nine Month 2005 Period decreased $118,000, or 1.3%.

Pawn service charges decreased $467,000 or 9.2% to $4,635,000 during the Nine Month 2005 Period from $5,102,000 during the Nine Month 2004 Period primarily due to decreased pawn service charges on car loans which decreased to $1,102,000 during the Nine Month 2005 Period compared to $1,668,000 during the Nine Month 2004 Period due to a change in advance rates on car title loans.  Pawn service charges from Comparable Stores decreased $348,000 or 7.1% for the Nine Month 2005 Period as compared to the Nine Month 2004 Period.

Management advisory income decreased to $128,000 during the Nine Month 2005 Period from $301,000 during the Nine Month 2004 Period due to reduced financing fees.

Cost of sales decreased $1,728,000 to $7,208,000 or 19.3% during the Nine Month 2005 Period from $8,936,000 during the Nine Month 2004 Period primarily due to reduced jewelry, jewelry scrap, and car sales.  Cost of sales as a percent of total revenue decreased to 49.5% during the Nine Month 2005 Period as compared to 55.4%  for the Nine Month 2004 Period primarily due to increased gross profit on merchandise sales and reduced losses on car title loan repossessions and write offs.

Store operating expenses decreased to $4,267,000 for the Nine Month 2005 Period from $4,680,000 during the Nine Month 2004 Period primarily due to decreased personnel expenses for car title and compliance personnel.  On a Comparable Store basis, store operating expenses were 30.7% of total revenues during the Nine Month 2005 Period compared to 31.5% of total revenues during the Nine Month 2004 Period.

Corporate administrative expenses decreased 0.6% to $2,198,000 during the Nine Month 2005 Period from $2,212,000 during the Nine Month 2004 Period primarily due to costs related to personnel savings which were offset by increased costs related to legal and professional fees related to registering the Company’s common stock for trading on the OTC Bulletin Board and the new Credit Facility.  Corporate administrative expenses increased to 15.1% of total revenues during the Nine Month 2005 Period as compared to 13.7% during the Nine Month 2004 Period.

Interest expense decreased $29,000 to $494,000 during the Nine Month 2005 Period as compared to $523,000 during the Nine Month 2004 Period primarily due to reduced line of credit interest offset by notes payable interest for the purchase of American IronHorse common stock.

Interest and dividend income for the Nine Month 2005 Period decreased 58.9% due primarily to the investment of $4,821,000 in common stock of American IronHorse with funds that had been previously invested in marketable securities that provided interest and dividend income to the Company in the Nine Month 2004 Period.

The Company recognized a gain of $317,000 on the sale of securities during the Nine Month 2005 Period compared to a gain of $2,018,000 in the Nine Month 2004 Period.

The Company recognized income tax expense of $247,000 and $681,000 during the Nine Month 2005 Period and Nine Month 2004 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations and growth have been financed with working capital, borrowings under its Credit Facility, proceeds from sales of the 8% Limited Recourse Secured Convertible Subordinated Note offering and funds generated from operations.

The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”).  Under the terms of the Credit Facility, the Company is required to pledge $1,000,000 of marketable securities to the finance company and to maintain certain financial ratios and comply with certain technical covenants.  The Company was in compliance with the requirements and covenants as of March 31, 2005.  During the Nine Month 2005 Period the Company paid fees associated with the Credit Facility totaling $27,000.

As of March 31, 2005 the Company’s sources of liquidity were $1,486,000 in cash and cash equivalents, $1,159,000 in marketable securities, $190,000 in accounts receivable, $434,000 in pawn service charges receivable, $3,942,000 in pawn loan receivables, $3,485,000 in inventories and $1,615,000 available for borrowing under the Credit Facility.

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

The Company believes it has sufficient working capital to fund its current operations for fiscal year ending June 30, 2005 and to expand through the acquisition of new stores and other businesses.  The Company’s ability to expand and the extent through the acquisition of new stores and other businesses will be dependent on its ability to maintain sufficient availability under its Credit Facility and the success of the sale of securities through the $20 million 8% Limited Recourse Secured Convertible Subordinated Note offering.

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

PART II

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on January 18, 2005.  At that meeting the following matters were submitted to a vote of the stockholders:

The holders of shares of Common Stock are entitled to elect three members of the Board of Directors of the Company.  Management’s three Common Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year.  Of the 1,244,991 shares of Common Stock present in person or presented by proxy at the meeting, the number of shares of Common Stock voted for, and the number of shares of Common Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Common Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
Carroll Dawson	1,223,187	21,804
James R. Richards	1,223,187	21,804
Robert W. Schleizer	1,223,187	21,804

The holders of shares of Series B Preferred Stock are entitled to elect four members of the Board of Directors of the Company.  Management’s three Series B Preferred Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year.  At the time of the election there was a vacancy on the Board of Directors and the Nominating and Governance Committee was conducting a search for a qualified individual to serve on the Board of Directors, but as of the date of the meeting had not identified such an individual.  John H. Wilson was subsequently appointed on April 29, 2005 as a director to represent the holders of Series B Preferred Stock.  Of the 391,272 shares of Series B Preferred Stock present in person or presented by proxy at the meeting, the number of shares of Series B Preferred Stock voted for, and the number of shares of Series B Preferred Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Series B Preferred Stock nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
J. Robert Collins	391,272	0
Jeffrey A. Cummer	391,272	0
Dwayne A. Moyers	391,272	0

A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended June 30, 2005 was approved.  Of the 1,244,991 shares of Common Stock and 391,272 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,560,381 shares were voted for the proposal, 1,565 shares were voted against the proposal, and 29,019 shares abstained from voting with respect to the proposal.

ITEM 6.                             EXHIBITS

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

XPONENTIAL, INC. (Registrant)

May 16, 2005	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002