Form 10KSB
period 2005-06-30
XPONENTIAL INC
filed 2005-09-28
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13919

Xponential, Inc.

(Name of small business issuer in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 Atlantic Boulevard, Suite 190 Norcross, Georgia	30071
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (678) 720-0660

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	OTC BB

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer’s revenue for its most recent fiscal year: $18,995,000.

As of June 30, 2005 2,380,804 shares of $0.01 par value common stock were issued and outstanding. The aggregate market value of the common stock held by non-affiliates, based on the book value of the common stock, was approximately $6,666,000.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2005 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended June 30, 2005 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Xponential, Inc.
Form 10-KSB Annual Report
For the Fiscal Year Ended June 30, 2005

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

THE COMPANY

Xponential, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name “Pawnco, Inc.” On June 14, 1994 the Company changed its name to PCI Capital Corporation. On October 21, 1997 the Company changed its name to “PawnMart, Inc.” On February 28, 2003 the Company changed its name to Xponential, Inc.

The Company is primarily a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers. The Company operates 26 stores, commonly known as “pawnshops,” through PawnMart, Inc., its wholly owned subsidiary. PawnMart generates income in two ways: through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise. The Company’s principal office is located at 6400 Atlantic Boulevard, Suite 190, Norcross, Georgia and its telephone number is (678) 720-0660.

On January 31, 2003 the Company formed a wholly-owned subsidiary, PawnMart, Inc., a Nevada corporation, and in June 2003 the Company transferred all assets and liabilities associated with the operations of its pawnshops to this subsidiary. In October 2003 the Company formed a wholly-owned subsidiary, Xponential Advisors, Inc., a Nevada corporation, to act as an advisor for other companies, including companies the Company may acquire. In February 2005 the Company formed a wholly-owned subsidiary, Xponential Real Estate Holdings, Inc., a Nevada corporation. As of June 30, 2005 Xponential Real Estate Holdings, Inc. has had no operating activity.

On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. The Plan of Reorganization was filed on February 15, 2002 and was amended on April 3, 2002 (the “Plan”). A confirmation hearing for the Plan was held on May 20, 2002 (the “Confirmation Date”) and the Plan was confirmed by order of the Bankruptcy Court as of that date. The Plan became effective on May 31, 2002. Pursuant to the Plan, the Company merged with C/M Holdings, Inc., a Texas corporation (“CMHI”), on August 30, 2002 (the “Merger”), with the Company as the surviving entity. CMHI was an affiliate of Jeffrey A. Cummer and Dwayne A. Moyers, officers and directors of the Company.

Pawnshops provide short-term secured loans. Most pawn loans are for less than $500. Industry sources believe that banks could not recover the administrative costs of these small loans without substantial increases in rates and charges. In addition, many pawn loans are made to people who would not qualify as “creditworthy” at a bank. An estimated 20 to 40 million people occasionally have short-term needs, such as for utility bills and medical expenses. For these people, pawnshops supply cash conveniently and quickly. The Company believes that pawnshops generally perform well during recessions and all other economic cycles due to (i) the need for loans by non-banking individuals remaining stable during such economic cycles and (ii) pawnshops serving as a value-priced retailer regardless of economic conditions.

BUSINESS STRATEGY

As used herein, “Fiscal 2005” refers to the year ended June 30, 2005, “Fiscal 2004” refers to the year ended June 30, 2004, and “Fiscal 2003” refers to the twelve month period ended June 30, 2003.

The Company’s primary business plan is to expand its existing pawnshop operation through internal growth of existing locations and selective acquisition of existing stores in the markets in which it currently operates. The Company did not acquire or open any new stores in Fiscal 2005, but did increase its outstanding pawn loan receivables by $470,000, or 10.6%, and inventories by $1,361,000, or 45.9%, to improve store presentation and merchandise selection, primarily in jewelry. Management is currently studying the viability of opening new locations. Management has reviewed the potential acquisition of several pawn shops in the Atlanta, Georgia market, but has not been able to locate any stores to acquire that fit the Company’s criteria. With the proceeds from the Company’s offering of $20,000,000 of 8% limited recourse secured convertible subordinated notes (the “Convertible Notes”), the Company has the financial resources to expand by opening new locations utilizing inventory acquired as a result of defaulted loans at its existing locations. Management intends to focus on acquiring or opening new pawn stores in its existing and geographically contiguous markets during the next fiscal year to increase the economies of scale of its current management structure.

The Company also invests in and is seeking to acquire companies in the finance, retail or manufacturing industries where its management expertise in restructuring and expanding existing operations for companies with an established market can create additional value for its stockholders. The first such investment by the Company is American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a specialty motorcycle manufacturer, which the Company invested in and has provided advisory services to from October 2003 to March 2005. As of June 30, 2005 the Company had invested $4,836,000 in American IronHorse and may increase its investments in American IronHorse in the future pending approval by the Company’s Board of Directors.

ACQUISITIONS

The Company believes that due to the highly fragmented nature of the pawn industry, the most likely acquisitions will be from sole proprietors owning one or a few stores who will be willing to sell suitable stores in the Company’s target markets on terms that are favorable to the Company. Before making an acquisition, management studies demographic and traffic data for the surrounding area, the surrounding competition, and local regulatory issues that will affect the future success of the store operating under the Company’s guidelines and market focus. Management considers the location of the store, the size and quality of the leased premises, the volume, quality and redemption history of outstanding pawn receivables and the quality and mix of inventory on hand in determining the price and desirability of stores considered for acquisition. Management reviewed several potential acquisitions in Fiscal 2005 and continues to seek acquisitions through various sources.

For businesses considered as acquisition candidates that are not pawn stores, management has determined that it will seek opportunities that are compatible with the consumer finance and retail operations it currently operates or will provide opportunities for value enhancement based on management’s abilities to reorganize, restructure or expand capital constrained businesses that have a defined market or product niche. With the proceeds from the Convertible Notes offering, management believes it can effectively execute this strategy in Fiscal 2006.

CONTINUING STORE OPERATIONS

The Company defines each of its stores as operating segments. However, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment. The following discusses various aspects of the Company’s store operations.

Lending

The Company’s pawn loans are secured by pledged tangible personal property which is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Collateral for the Company’s pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 75% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources for the Company’s determination of the resale value of collateral include wholesale price literature, online resale websites, catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company’s stores range from 24% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges and related income totaled $6,249,000 for Fiscal 2005. As a percent of the Company’s total revenues, pawn service charges and related income contributed 32.9% to the Company’s total revenues in Fiscal 2005 compared to 32.2% and 32.2% during Fiscal 2004 and Fiscal 2003, respectively. Pawn service charges contributed to 64.8%, 70.9% and 61.6% of the Company’s gross profit during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. The Company’s average pawn loan was $131, $121 and $127 at June 30, 2005, June 30, 2004 and June 30, 2003, respectively.

The pledged property is held through the term of the transaction, which generally is one month with an automatic redemption period, which varies by jurisdiction from ten to sixty days in the states where the Company currently operates, except for automobile title loans, where a shorter redemption period applies under state regulations. The loan may be extended or renewed prior to the end of the redemption period. In the event the borrower does not repay or extend the pawn loan by the end of the redemption period, the unredeemed collateral is forfeited to the Company and becomes merchandise available for sale. During Fiscal 2005, the Company focused its loan growth on jewelry loans due to rising gold prices and the liquidity of the collateral securing jewelry loans. Jewelry loans increased $767,000 or 42.9% as of June 30, 2005 compared to June 30, 2004. Management will continue to expand this portion of its loan business in Fiscal 2006.

Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 7.4%, 10.2% and 6.4% of the Company’s total revenues during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, although for loans in excess of $3,000 the Company’s policy is to take physical possession of the vehicle and secure it at one of its storage sites. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances. The Company’s primary internal growth strategy in Fiscal 2004 focused on automobile title loans. During Fiscal 2005, the Company reduced its emphasis on auto title loans due to increased competition and potential legislation in Georgia that could impact the profitability of auto title loans.

The recovery of the amount advanced, as well as realization of a profit on the sale of merchandise, is dependent on the Company’s initial assessment of the property’s estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced. For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold and silver prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company’s ability to recover the carrying cost of the acquired collateral. The Company has historically experienced profits from the sale of such merchandise, except for sales of repossessed cars related to loans on auto titles. The Company establishes reserves for the anticipated losses on defaulted auto title loans.

Retail Sales

The Company sells pre-owned products acquired either when a pawn loan is not repaid or purchased from individual customers or other sources. Merchandise acquired through defaulted pawn loans is carried at the amount of the related pawn loan, exclusive of any uncollected pawn service charges. Management believes that this practice helps ensure inventories are reported at the lower of cost or market value. The Company writes down its merchandise held for resale to lower of cost or market based upon management’s evaluation of the marketability of the merchandise. Management’s evaluation takes into consideration the age of slow moving merchandise on hand and markdowns necessary to liquidate slow moving merchandise.

Merchandise sales contributed to 66.4%, 66.1% and 67.2% of the Company’s total revenues during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Merchandise sales contributed to 33.9%, 25.4% and 37.1% of the Company’s gross profit during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. The Company realized gross profit margins on merchandise sales of 25.9%, 17.4% and 28.8% during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for a discussion of factors affecting the results of operations of the Company’s retail sales.

The Company does not provide financing to purchasers of its merchandise nor does it provide warranties or refunds for merchandise sold at any of its locations.

Prospective purchasers may purchase an item on layaway, whereby the purchaser will typically put down a minimum of 20% of an item’s purchase price as a layaway deposit. The Company will hold the item for a ninety-day period during which the customer is required to pay for the item in full. As of June 30, 2005 layaway deposits held by the Company totaled approximately $70,000.

Retail Store Management

Each location has a store manager who typically supervises its personnel and assures the location is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a district manager who will typically supervise up to nine stores. At June 30, 2005 the Company had established five operating districts, each of which was managed by a district manager.

COMPETITION

The Company encounters significant competition in the operation of its business. In connection with lending operations, the Company competes with other pawnshops (owned by individuals and by large operators) and certain financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis. The Company’s competitors in connection with its retail sales include numerous retail and discount stores that have greater financial resources than the Company. These competitive conditions may adversely affect the Company’s revenues, profitability and ability to expand.

The Company’s stores are positioned similarly to national discount stores. They are attractive, clean, well-lit and conveniently located. Merchandise is displayed in an organized, easy-to-shop manner and the Company’s stores do not sell handguns, sporting rifles or assault rifles.

OPERATING CONTROLS

The Company has an organizational structure that management believes can support a larger number of locations. The store locations are monitored on a daily basis from corporate headquarters through a centralized online computer system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company’s locations approximately every sixty days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company’s store operating policies and procedures are consistently followed. Management believes the current operating and financial controls and computer systems are adequate for its current operating base. The Company is evaluating new systems for improving the pawn lending decision process and provide additional avenues for disposition of merchandise through online markets. These systems would allow the Company to leverage its existing district management staff to acquire additional locations in its current markets and in new markets.

REGULATION

The Company’s store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Set forth below is a summary of the state pawnshop regulations in those states of the Company’s operating locations at the end of Fiscal 2005.

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

The Gramm-Leach-Bliley Act and its implementing federal regulations require the Company to generally protect the confidentiality of its customers’ nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. Such disclosure must be made to customers at the time the customer relationship is established, at least annually thereafter, and if there is a change in the Company’s privacy policy.

Effective February 1, 2003 the Company changed its policy with regard to loans on firearms to eliminate that portion of its business due to the increasing demands of regulatory agencies on the resale of firearms. The Company sold firearms acquired through defaulted loans only to properly licensed resellers. Prior to the elimination of the practice of lending on firearms, each store was required to comply with the Brady Handgun Violence Prevention Act (the “Brady Act”), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check in connection with the disposition of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, which require each store dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms. The Company does not currently sell handguns, assault rifles or sporting rifles to the public.

In addition to the state statutes and regulations described above, many of the Company’s stores are subject to municipal ordinances, which may require local licenses or permits, additional zoning restrictions, and specified record-keeping procedures, among other things. Each of the Company’s stores, voluntarily or pursuant to municipal ordinance, provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

A copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Information Center to determine rightful ownership. Goods which are either purchased or held to secure pawn loans and which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this sort, and the claims experienced have not had a material adverse effect on the Company’s consolidated results of operations.

Employees

As of June 30, 2005 the Company had a total of 170 employees all of which are employed on a full-time basis. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Insurance

Casualty insurance, including burglary coverage, is maintained for each of the Company’s stores, and fidelity bond coverage is maintained on each of the Company’s employees.

Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business. There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on the Company’s consolidated operations and financial condition.

ITEM 2.                DESCRIPTION OF PROPERTY

The Company currently leases all of its locations with monthly rental payments ranging from $2,600 to $7,000 per location and having initial lease terms expiring from September 2005 through October 2010. Substantially all of the Company’s leased locations include renewal options. The size of the leased store locations range from approximately 2,000 to 19,075 square feet. The Company leases all of these properties from unaffiliated third parties.

The following table sets forth the geographic markets served by the Company and the number of stores in each market as of June 30, 2005, June 30, 2004, and June 30, 2003:

	Number of Stores as of June 30, 2005	Number of Stores as of June 30, 2004	Number of Stores as of June 30, 2003
Georgia:
Atlanta Metropolitan Area	20	20	19
Dalton	1	1	1
Rome	1	1	1
Calhoun	1	1	1
Total Georgia	23	23	22
North Carolina:
Charlotte	3	3	3
Total North Carolina	3	3	3
South Carolina:
Greenville Metropolitan Area	0	0	1
Total South Carolina	0	0	1
Total	26	26	26

The Company considers is equipment, furniture and fixtures and leased buildings to be in good condition. The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. The Company is operating one location with a month-to-month lease.

ITEM 3.                LEGAL PROCEEDINGS

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and arbitration claims encountered in the ordinary course of business, the resolution of which, in the opinion of management, should not have a material adverse impact on the Company’s financial position, results of operation, or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s security holders during the fourth quarter of Fiscal 2005.

ITEM 4A.        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages and the offices held, as of June 30, 2005, are as follows:

Name	Age	Title
Dwayne A. Moyers	36	Chairman of the Board, Chief Executive Officer and Vice President
Robert W. Schleizer	51	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey A. Cummer	47	Vice President
Roger F. Hogan	38	Chief Operating Officer and Vice President of PawnMart
Daniel Peat	47	Vice President of Administration of PawnMart

Dwayne A. Moyers was appointed Chief Executive Officer of the Company in March 2004, Chairman of the Board in September 2002, Vice President in August 2002 and as a Director in March 2001. He has served as President and as a Director of Xponential Advisors, Inc. since October 2003; as Executive Vice President, Chairman of the Board and as a Director of PawnMart, Inc. since January 2003; and as President and as a Director of Xponential Real Estate Holdings, Inc. since February 2005. Mr. Moyers served as Interim President of American IronHorse Motorcycle Company, Inc., a motorcycle manufacturer located in Fort Worth, Texas (“American IronHorse”), from June 2004 to July 2004, as a director of that company since March 1998 and as its chairman of the board since July 2004. Mr. Moyers served as Vice President, Secretary and Treasurer of C/M Holdings, Inc. from November 1994 until its merger with and into the Company in August 2002, and served as a director of that company from May 1997 until August 2002. He has served as Vice President of Hulen Capital Partners, Inc. (formerly Cummer/Moyers Capital Partners, Inc.) since July 1994. Mr. Moyers has served as Vice President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/Moyers Securities, Inc. and Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc.

Robert W. Schleizer was appointed Executive Vice President, Chief Financial Officer, Treasurer and as a Director of the Company in January 2001 and as Secretary in May 2001. Mr. Schleizer has served as Chief Financial Officer, Secretary, Treasurer and as a Director of Xponential Advisors, Inc. since October 2003; as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and as a Director of PawnMart, Inc. since January 2003; and as Chief Financial Officer, Secretary, Treasurer and as a Director of Xponential Real Estate Holdings, Inc. since February 2005. He also served as Chief Financial Officer and Secretary of American IronHorse from January 2004 to March 2005. Mr. Schleizer is a partner with Tatum CFO Partners, LLP, a national firm of chief financial officers, and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.

Jeffrey A. Cummer was appointed Vice President and as a Director of the Company in August 2002. Mr. Cummer served as President and a director of C/M Holdings, Inc. from November 1990 until its merger with and into the Company in August 2002. He has served as President of Hulen Capital Partners, Inc. since July 1994. Mr. Cummer has served as President, Cummer/Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as President of Cummer/Moyers Securities, Inc. and

Cummer/Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. He is also President of Select Partners, Ltd., a Cayman Islands exempt corporation. Mr. Cummer is a Certified Financial Planner. He is also a registered investment advisor agent through SMH Capital Advisors, Inc.

Roger F. Hogan has served as Chief Operating Officer and Vice President of PawnMart, Inc. since January 2003. Mr. Hogan joined the Company in November 1994 as a store associate, and was promoted to Store Manager in April 1995, to District Manager in August 1995 and to Regional Manager in January 2001.

Daniel Peat was appointed Vice President of Administration of PawnMart, Inc. in September 2003. He joined the Company in September 2001 as Controller. Mr. Peat has over twenty years experience in public and private accounting working with Fortune 500 companies and entrepreneurs. He received a Bachelor of Business Administration degree with a certificate in accounting from Southern Methodist University, Dallas, Texas, in 1980.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 21, 2005 there were 2,380,804 shares of Common Stock outstanding and approximately 202 stockholders of record of the Common Stock. The Company’s Common Stock commenced trading on the Nasdaq Bulletin Board under the symbol “XPOI.OB” in August 2004.

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. These quotations were obtained from The Nasdaq Stock Market, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low
First Quarter ended 09-30-04	$1.15	$1.10
Second Quarter ended 12-31-04	$1.95	$1.15
Third Quarter ended 03-31-05	$3.95	$1.95
Fourth Quarter ended 06-30-05	$3.42	$2.00

In connection with the Merger, the equity holders of CMHI received 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. The Series A Preferred Stock is redeemable at the rate of 100,000 shares per annum beginning April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company shall redeem the balance of the Series A Preferred Stock outstanding. The redemption price is $5.00 per share, subject to anti-dilution adjustments. The Company engaged The Bank of New York Trust Company, N.A. to act as redemption agent for the Series A Preferred Stock. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020. The Preferred Stock has a liquidation preference over the Common Stock and the Series B Preferred Stock is convertible into 1,720,130 shares of Common Stock.

Dividends

There have been no cash dividends declared on the Common Stock during the past two fiscal years. Section 170 of the Delaware General Corporation Law (the “Delaware Law”) restricts the declaration and payment of dividends to be made only from surplus, as defined in and computed in accordance with Sections 154 and 244 of the Delaware Law, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, provided that dividends cannot be declared or paid from net profits if there is a capital deficiency, as defined in the Delaware Law, that has not been cured.

In addition, the Company’s credit facility contains covenants prohibiting the payment of dividends, without the prior written consent of the lender, on the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

For the Company’s equity compensation plans, the following table shows, at the end of Fiscal 2005, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	220,000	$1.13	454,144	(1)
Equity compensation plans not approved by security holders	—	—	250,000	(2)
Total	220,000	$1.13	704,144

(1)          At June 30, 2005 the number of shares of Common Stock available for incentive awards under the 2003 Stock Option Plan is 204,000 shares. The number of shares of Common Stock available for incentive awards under the 2003 Stock Incentive Plan is the greater of (a) 325,000 shares or (b) the number of shares equal to five percent (5%) of the total number of shares of Common Stock from time to time outstanding. Effective January 1, 2005, the Company suspended issuing restricted stock under the 2003 Stock Incentive Plan due to changes in Section 409A of the Internal Revenue Code.

(2)          At June 30, 2005 the number of shares of Common Stock available for incentive awards under the 2005 Stock Purchase Plan (the “2005 Plan”) is 250,000 shares, subject to stockholder approval at the next annual meeting of stockholders to be held in November 2005. The 2005 Plan allows eligible employees and directors of the Company and its designated subsidiaries to periodically purchase Common Stock of the Company through payroll or other deductions from compensation of up to 100% of a participant’s compensation. Shares of Common Stock are purchased under the 2005 Plan at a discount to the market price equal to eighty five percent (85%) of fair market value of the Company’s Common Stock. No purchases were made under the 2005 Plan in Fiscal 2005.

Purchases of Equity Securities

The Company purchased no shares in Fiscal 2005.

Recent Sales of Unregistered Securities

From October 2004 through September 27, 2005 the Company sold an aggregate of $11,532,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014 (the “Convertible Notes”) to one hundred twenty-six (126) individual and entity investors. Since the Company’s last report on Form 8-K dated August 18, 2005, as filed with the Securities and Exchange Commission on August 24, 2005, in which the Company disclosed the sale of $1,318,000 in original principal amount of Convertible Notes, the following Convertible Notes (totaling $1,403,000 in original principal amount) have been sold by the Company:

Original Issuance Date	Principal Amount
08/23/05	$80,000
08/25/05	$23,000
08/26/05	$250,000
08/26/05	$50,000
08/30/05	$25,000
08/31/05	$50,000
09/06/05	$50,000
09/08/05	$50,000
09/08/05	$100,000
09/13/05	$100,000
09/18/05	$100,000
09/23/05	$25,000
09/27/05	$500,000

The Convertible Notes were sold pursuant to an ongoing private offering of up to $20,000,000 in original principal amount of Convertible Notes by the Company (the “Offering”). The Convertible Notes are being offered only to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act.

The Convertible Notes are being offered on a best efforts basis by Massie Capital, Ltd. (the “Selling Agent”), a licensed member of the National Association of Securities Dealers, Inc. The Company will pay a commission of 9% of the selling price of the Convertible Notes to the Selling Agent. In addition to the cash commission, the Company will issue to the Selling Agent for each $10,000 in principal amount of Convertible Notes sold, 100 warrants (“Selling Agent’s Warrants”), each exercisable to purchase one share of the Company’s Common Stock at $11 per share. The Selling Agent’s Warrants will expire seven years from the date of issuance. The Selling Agent may distribute a portion of the cash commission and Selling Agent’s Warrants to soliciting broker-dealers who participate in the Offering. As of June 30, 2005 the Company had paid $794,340 in commissions and issued 88,260 Selling Agent’s Warrants. The Selling Agent’s Warrants are valued at $0.62 each for a total of $55,000 as of June 30, 2005. The Selling Agent has distributed a total of $537,320 in commissions and 59,702 Selling Agent’s Warrants pursuant to agreements with its soliciting broker-dealers, including $535,570 of commissions and 59,508 Selling Agent’s Warrants to Sanders Morris Harris Group, Inc., a related party.

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

The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the 1933 Act.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company’s revenues are derived primarily from finance and service charges on secured, non-recourse loans (“pawn loans”) and the proceeds from the sales of unredeemed merchandise inventory (“merchandise sales”). The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans. During the term of a title loan, the borrower is generally allowed to maintain possession of the collateral. See “Item 1. Description of Business—Continuing Store Operations—Lending.”  Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.

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

Inventories.   Inventories consist primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s internally published pricing guides, catalogues, “blue books,” newspapers and previous disposition experience with similar items. The Company performs a physical count of its inventories at each location periodically and reviews the composition of inventory by category and age in order to assess the carrying value of its inventories. Adverse changes in the disposition value of the Company’s inventories may result in the need to write down its value.

Income Taxes.   As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences can result in deferred tax assets and liabilities. As of June 30, 2005 the Company has not recognized any deferred tax assets or liabilities. In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, the Company recognized $207,000 and $614,000 of income tax expense and recorded increases in additional paid in capital related to the utilization of net operating loss carryforwards of $196,000 and $596,000 for the years ended June 30, 2005 and 2004, respectively, previously unrecognized upon emergence from bankruptcy.

Investments.   The Company accounts for its investment in American IronHorse on the cost method. The investment of $4,836,000 at June 30, 2005 is 15.1% of the equity of American IronHorse. Of this amount, $600,000 is financed by a private party seller with a promissory note at 5% interest per annum requiring monthly payments of principal and interest of $21,318 for 30 months beginning August 28, 2004. The Company’s other investments are accounted for as available for sale securities which results in the investments being carried at fair value on the balance sheet.

RESULTS OF OPERATIONS

For the Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004

Total revenues decreased to $18,995,000 from $20,534,000 for the year ended June 30, 2005 (“Fiscal 2005”) compared to the year ended June 30, 2004 (“Fiscal 2004”), a 7.5% decrease. The decrease is due primarily to decreases in pawn service charges on title loans, decreased vehicle sales and decreased jewelry and jewelry scrap sales. Merchandise sales for Fiscal 2005 were $12,618,000 compared to $13,585,000 for Fiscal 2004.

In March 2004 the Company decided to close its store in South Carolina due to changes in pawn regulations. Store closing costs and impact on the Company’s operations are insignificant. The store was closed in July 2004.

The Company earned management advisory and investment fees totaling $128,000 during Fiscal 2005 related to the Company’s investment in American IronHorse Motorcycle Company, Inc., compared to $344,000 in Fiscal 2004.

Gross profit in Fiscal 2005 increased to $9,519,000 from $8,974,000 in Fiscal 2004, a 6.1% increase. Gross profit includes revenue generated from pawn service charges and related fee income and merchandise sales net of cost of goods sold. Gross profit as a percent of total revenue increased to 50.8% in Fiscal 2005 compared to 45.4% for Fiscal 2004. The increase in gross profit is attributable to higher gross margins on merchandise sales, reduced losses on car sales and reduced losses on unrecovered cars on defaulted car title loans. Gross profit on merchandise sales increased $901,000, or 38.0%, to $3,270,000 in Fiscal 2005.

Gross profit as a percent of merchandise sales will be affected by the Company’s lending practices and ability to effectively implement its specialty retail strategies. Gross profit as a percent of merchandise sales increased to 25.9% of merchandise sales in Fiscal 2005 compared to 17.4% in Fiscal 2004 due to improved margins due primarily to lower losses on sales of repossessed cars and reduced losses on unrecovered cars.

Store operating expenses consist of all items directly related to the operation of stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses decreased $232,000, or 3.9%, to 30.5% of total revenues during Fiscal 2005, from $6,021,000, or 29.3% of total revenues during Fiscal 2004. The decrease is primarily attributable to a $366,000 decrease in personnel expenses due to lower staffing levels and changes in commission and bonus programs which was partially offset by increases in other store operating expenses.

Corporate administrative expenses decreased 6.1% to $2,887,000 during Fiscal 2005 from $3,074,000 during Fiscal 2004 primarily due to lower personnel costs attributable to bonuses paid in Fiscal 2004. Corporate administrative expenses were 15.2% of total revenues during Fiscal 2005 as compared to 15.0% during Fiscal 2004.

Interest expense increased to $748,000 from $738,000 during Fiscal 2005 as compared to Fiscal 2004 primarily due to lower outstanding balances on its line of credit and due to the redemption of $500,000 of Series A Preferred Stock in April 2005, offset by increased interest expenses related to sales of Convertible Notes.

The Company recognized a gain of $331,000 on the sale of securities during Fiscal 2005 compared to a gain of $2,046,000 on the sale of securities during Fiscal 2004 primarily due to the sale of its holdings in Sanders Morris Harris Group Inc. for $4,998,000 in July 2003 which resulted in a $1,630,000 gain.

The Company recognized income tax expense of $207,000 during Fiscal 2005 compared to $614,000 during Fiscal 2004. The income tax expense is principally related to the utilization of net operating loss carryforwards not previously recognized from bankruptcy.

The following table, as well as the discussion following, should be read in conjunction with “Item 7. Consolidated Financial Statements” and the notes thereto.

	Fiscal 2005	Fiscal 2004
Operating statement items as a percent of total revenues:
Merchandise sales	66.4%	66.1%
Pawn service charges and related fee income	32.9	32.2
Management advisory and related fee income	0.7	1.7
Total revenues	100.0	100.0
Cost of sales	49.2	54.6
Store operating expenses	30.5	29.3
Corporate administrative expenses	15.2	15.0
Depreciation and amortization	2.2	2.3
Operating gain(loss)	2.9	(1.2)
Interest and dividend income	1.1	2.0
Interest expense	(3.9)	(3.5)
Gain on sale of investments	1.7	9.9
Income tax (provision) benefit	(1.1)	(3.0)
Net income	0.7%	4.2%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations and growth have been financed with funds provided by the Merger in conjunction with the Plan, bank borrowings, proceeds from the sale of Convertible Notes, and funds generated from operations.

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

The Company obtained a new revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2% (8.0% at June 30, 2005), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. Under the Credit Facility the Company is required to maintain certain financial covenants and is prohibited from paying cash dividends on its Common Stock unless specifically approved by the Lender. The Company was not in compliance with one of the financial covenants as of June 30, 2005, but subsequent negotiations with the Lender resulted in an amendment to the Credit Facility which modified the financial covenant effective as of June 30, 2005, as a result of which amendment the Company is no longer in default under the Credit Facility as of June 30, 2005. The Company continues in compliance with all financial covenants under the Credit Facility as of the date of this Report. During Fiscal 2005 the Company paid fees associated with the Credit Facility totaling $60,000.

The Company is offering $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) through a private placement. As of June 30, 2005 the Company had sold a total of $8,826,000 of the Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart, Inc. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, Inc., its wholly owned subsidiary, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. The Company issued 88,260 Selling Agent Warrants in connection with the sale of Convertible Notes. The warrants, which are exercisable to purchase one share of the Company’s Common Stock at $11 per share are valued at $0.62 each for a total of $55,000 which is reflected as a discount on the debt and an increase in the Company’s additional paid in capital.

As of June 30, 2005 the Company’s primary sources of liquidity were $407,000 in cash and cash equivalents, $4,677,000 in marketable securities, $336,000 in trade accounts receivable, $541,000 in pawn service charges receivable, $4,919,000 in pawn loan receivables, $4,329,000 in inventories, $3,455,000 in available and unused funds under the Credit Facility.

Net cash used by operations during Fiscal 2005 was $1,084,000, primarily to fund an increase in inventory of $1,361,000 and to increase outstanding pawn loans by $470,000. Management intends to continue to reinvest cash flow generated from operations to expand its pawn loan receivables and to establish new locations.

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

The Company believes it has sufficient working capital to fund its current operations for Fiscal 2006, to fund any potential acquisitions and to meet its debt service and preferred stock redemption requirements.

The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

The following table summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods, assuming the Credit Facility is not renewed or extended in future periods (in thousands):

	Credit Facility	8% Convertible Notes Payable	Other Long Term Debt	Series A Preferred Stock Redemption Requirement	Estimated Interest Payments on Outstanding Debt		Preferred Stock Dividend Requirement		Non- cancelable leases for continuing obligations	Total
2006	—	—	$ 360	$ 500	$ 1,127		$ 362		$ 1,153	$ 3,502
2007	$ 546	—	267	500	872		337		952	3,474
2008	—	—	27	500	797		312		904	2,540
2009	—	—	—	500	796		287		570	2,153
2010	—	—	—	2,858	796		232		23	3,909
2011 and thereafter(1)	—	$ 8,826	—	—	2,787	(1)	125	(2)	—	11,738
Total	$ 546	$ 8,826	$ 654	$ 4,858	$ 7,175		$ 1,655		$ 3,602	$ 27,316

(1)          Interest expense related to the Convertible Notes is shown through maturities at December 31, 2014.

(2)          Dividends for preferred stock represent cash requirements for Series A and Series B Preferred Stock. Fiscal 2011 represents the annual dividend on the Series B Preferred Stock only for that fiscal year. The Series B Preferred Stock is redeemable at the option of the Company any time after April 30, 2009, but has no mandatory redemption requirement.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) addresses financial accounting for transactions in which an entity obtains employee services in share-based payment transactions. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

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

Government Regulation

The Company’s lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity’s ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. The Company discontinued making loans on, buying or selling firearms in Fiscal 2003, but may have to comply with these regulations in the event stores that are acquired have firearm inventory or pawn loans secured by firearms. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company’s ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company’s prospects. In addition, the present statutory and regulatory environments of some states render expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

Risks Related to Improper Assessment of the Pledged Property’s Estimated Resale Value

The Company makes pawn loans without the borrower’s personal liability and does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. In this regard, the recovery of the amount advanced, as well as realization of a profit on sale of merchandise, is dependent on the Company’s initial assessment of the property’s estimated resale value. Improper assessment of the resale value of the collateral can result in reduced marketability of the property and resale of the merchandise for an amount less than the amount advanced. Although the Company has historically experienced profits from the sale of such merchandise, no assurances can be given that the Company’s historical results will continue. For example, unexpected technological changes could adversely impact the value of consumer electronic products and declines in gold prices could reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company’s ability to recover the amount advanced on the acquired collateral.

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

Interest Rate Risk

The Company is exposed to market risk in the form of interest rate risk. At June 30, 2005 the Company had $546,000 outstanding under its Credit Facility with FCC, LLC. This Credit Facility is priced with a variable rate based on the prevailing prime rate plus 1.5%. See Note 7 of “Notes to Consolidated Financial Statements.” Based on the average outstanding indebtedness during the year ended June 30, 2005, a 10% increase in interest rates would have increased the Company’s interest expense by approximately $26,000 for Fiscal 2005.

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

Risks Related to Automobile Title Loans

Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 7.4% of the Company’s total revenues during Fiscal 2005 were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral unless the loan amount is in excess of $3,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional, or the revision of existing, laws and regulations impacting the Company’s ability to advance funds secured by automobile titles could have a material adverse effect on the Company’s business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

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

Under the terms of the Plan, the Company merged with CMHI in exchange for two classes of preferred stock. The Series A Preferred Stock has a par value of $0.01 per share and pays a $0.25 per share cumulative cash dividend annually. The Company issued 1,071,636 shares of Series A Preferred Stock. The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends. The Company classified the Series A Preferred Stock as a liability in accordance with SFAS 150. See Note 9 of “Notes to Consolidated Financial Statements.”

The CMHI shareholders also received 500,042 shares of Series B Preferred Stock that has a par value of $0.01 and is convertible into 1,720,130 shares of Common Stock. The Series B Preferred Stock also pays a $0.25 per share cumulative cash dividend annually.

ITEM 7.                CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xponential, Inc.:

We have audited the accompanying consolidated balance sheets of Xponential, Inc. and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xponential, Inc. and subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas

September 12, 2005

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	As of June 30
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$407	$206
Accounts receivable	336	73
Pawn service charges receivable	541	489
Pawn loans receivable	4,919	4,449
Inventories	4,329	2,968
Investments—marketable securities	4,677	3,017
Prepaid expenses and other current assets	276	275
Total current assets	15,485	11,477
Property and equipment	848	869
Intangible assets net of amortization of $76 and $43 as of June 30, 2005 and 2004, respectively	2	35
Investment in American IronHorse Motorcycle Company, Inc.	4,836	3,018
Bond issuance costs, net of amortization of $22 and $0 as of June 30, 2005 and 2004, respectively	849	—
Other assets, net of amortization of $25 and $0 as of June 30, 2005 and 2004, respectively	200	155
Total assets	22,220	15,554
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	860	621
Accounts payable and accrued expenses	413	338
Accrued payroll and payroll taxes	334	265
Deferred revenue	70	93
Total current liabilities	1,677	1,317
Long term notes payable:
Bank line of credit	546	2,785
8% limited recourse convertible notes, net of discount of $55	8,771	—
Other long term notes payable	294	265
Total long term notes payable	9,611	3,050
Commitments and contingencies
Redeemable preferred stock:
Redeemable preferred stock—Series A; subject to mandatory redemption; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued as of June 30, 2005 and 2004; 971,632 and 1,071,636 shares outstanding as of June 30, 2005 and 2004, respectively	4,358	4,858
Total liabilities	15,646	9,225
Stockholders’ equity:
Preferred stock—Series B; convertible, 500,050 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 500,042 shares issued and outstanding at June 30, 2005 and 2004	5	5
Common stock $0.01 par value; 10,000,000 shares authorized: 2,380,804 and 2,344,206 shares issued at June 30, 2005 and 2004, respectively	24	24
Treasury stock	(40)	(40)
Additional paid-in capital	5,631	5,319
Retained earnings	756	740
Accumulated other comprehensive income	198	281
Total stockholders’ equity	6,574	6,329
Total liabilities and stockholders’ equity	$22,220	$15,554

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004
Revenues:
Merchandise sales	$12,618	$13,585
Pawn service charges and related fee income	6,249	6,605
Management advisory and related fee income	128	344
Total revenues	18,995	20,534
Expenses:
Cost of sales	9,348	11,216
Store operating expenses	5,789	6,021
Corporate administrative expenses	2,887	3,074
Depreciation and amortization	417	473
Total expenses	18,441	20,784
Operating income (loss)	554	(250)
Interest and dividend income	211	423
Interest expense	(748)	(738)
Gain on disposition of assets	—	5
Gain on sale of investments	331	2,046
Net income before income taxes	348	1,486
Income tax provision	(207)	(614)
Net income	141	872
Preferred stock dividend requirement	(125)	(125)
Net income allocable to common stockholders	$16	$747
Income per common share:
Basic	$0.01	$0.32
Diluted	$0.01	$0.21

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2005 and June 30, 2004
(In Thousands, Except Share Data)

	Preferred stock		Common stock		Additional paid-in	Retained earnings (accumulated	Other comprehensive	Treasury	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit)	income	stock	(deficit)
Balance at July 1, 2003	500,042	$5	2,079,948	$21	$4,403	$(7)	$1,758	$—	$6,180
Amortization of stock options issued	—	—	—	—	5	—	—	—	5
Tax expenses allocated to additional paid in capital Related to Bankruptcy	—	—	—	—	596	—	—	—	596
Purchase of common stock			289,258	3	315				318
Purchase of treasury stock			(25,000)	—	—			(40)	(40)
Preferred stock dividends paid	—	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	872	—	—	872
Other comprehensive income
Reclassification of unrealized gains recognized in net income	—	—	—	—	—	—	(2,046)	—	(2,046)
Unrealized gain on investments	—	—	—	—	—	—	569	—	569
Comprehensive income									(605)
Balance at June 30, 2004	500,042	5	2,344,206	24	5,319	740	281	(40)	6,329
Tax Expense allocated to additional paid in capital related to bankruptcy	—	—	—	—	196	—	—	—	196
Sale of common stock	—	—	36,598	—	61	—	—	—	61
Issuance of common stock warrants	—	—	—	—	55	—	—	—	55
Preferred stock dividends paid	—	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	141	—	—	141
Other comprehensive income
Reclassification of unrealized gains recognized in net income	—	—	—	—	—	—	(331)	—	(331)
Unrealized gain on investments	—	—	—	—	—	—	248	—	248
Comprehensive income									58
Balance at June 30, 2005	500,042	5	2,380,804	24	5,631	756	198	(40)	6,574

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004
Cash flows from operating activities:
Net income	$141	$872
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	417	473
Non-cash compensation expense	2	5
Non-cash interest expense	47	—
Gain on sale of investments	(331)	(2,046)
Deferred income tax expense	196	596
Changes in operating assets and liabilities:
Accounts receivable	(263)	103
Pawn service charges receivable	(52)	14
Inventories, net	(1,361)	(428)
Prepaid expenses and other current assets	(1)	(317)
Accounts payable and accrued liabilities	121	(321)
Net cash provided by (used in) operating activities	(1,084)	(1,049)
Cash flows from investing activities:
Pawn loans made	(16,733)	(17,547)
Pawn loans repaid	7,078	7,508
Inventory acquired from loan forfeitures	9,185	10,161
Acquisition of stores	—	(32)
Proceeds from sale of investments	2,149	8,711
Purchases of investments	(5,378)	(6,214)
Purchases of property and equipment	(363)	(407)
Purchase of other assets	(70)	—
Net cash provided by (used in) investing activities	(4,132)	2,180
Cash flows from financing activities:
Principal payments on notes payable	(13,780)	(15,581)
Borrowings on notes payable	11,308	14,283
Convertible note offering proceeds	8,826	—
Convertible note offering costs	(871)	—
Proceeds from sale of common stock	59	318
Purchase of treasury stock	—	(40)
Dividends paid	(125)	(125)
Net cash provided by (used in) financing activities	5,417	(1,145)
Net increase (decrease) in cash and cash equivalents	201	(14)
Cash and cash equivalents at beginning of period	206	220
Cash and cash equivalents at end of period	$407	$206
Supplemental disclosures of cash flow information—Cash paid for interest	$638	$608

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements

(1)   Organization and Business

Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly owned subsidiary PawnMart, Inc. is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise. As of June 30, 2005, the Company owned and operated 26 stores located in Georgia and North Carolina.

On July 9, 2001 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) in the case of PawnMart, Inc., Debtor, Case No. 01-44957-BJH-11. On May 20, 2002 the Bankruptcy Court entered an order confirming the Company’s first amended plan of reorganization (the “Plan”). The Plan became effective on May 31, 2002.

The Company successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger with C/M Holdings, Inc. (the “Merger”). The reorganized Company adopted fresh-start reporting and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002. There was no reorganization value in excess of amounts allocated to identifiable assets.

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

Pawn service charges receivable represent an amount equivalent to earned pawn service charges not collected, net of an allowance for pawn service charges deemed uncollectible, based on the Company’s historical loan redemption rate.

Merchandise sales consist of direct sales of merchandise to customers. Sales are recognized when title and risk of loss have passed to the customer, which is generally at the point of sale.

Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $70,000 and $93,000 as of June 30, 2005 and 2004, respectively and are included in other accrued expenses in the accompanying consolidated balance sheets.

(d)   Investments

Investments consist of marketable debt and equity securities available for sale. Available for sale securities are measured at fair value, with net unrealized gains and losses reported in accumulated other comprehensive as a component of stockholders’ equity.

(e)   Inventories

Inventories are recorded at cost and represent merchandise acquired from forfeited loans, merchandise purchased directly from the public and merchandise purchased from vendors. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or market.

(f)   Property and Equipment

Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of two to seven years for property and equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the shorter of the lease term or their estimated useful lives. The cost of property retired or sold and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded in the results of operations in the period retired.

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

(g)   Intangible Assets

Intangible assets consist of customer lists and are amortized over a two year period using the straight-line method. Intangible assets were initially valued at $78,000 and have a carrying value of $2,000, net of $76,000 of accumulated amortization as of June 30, 2005.

(h)   Investment in American IronHorse Motorcycle Company, Inc.

The Company has invested $4,836,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of June 30, 2005. The Company owns 15.1% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method. It is possible that the Company may increase its investment in American IronHorse and the accounting for the investment may to change depending on the resulting level of control the Company has over American IronHorse.

(i)   Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation account is used to reduce the net deferred tax assets to amounts expected to be realized. When net operating loss carryforwards not previously recognized upon the emergence from bankruptcy are used to offset taxable income generated by the successor company, the Company records income tax expense and a corresponding increase to additional paid in capital.

(j)   Advertising Costs

Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $20,000 and $32,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

(k)   Fair Values of Financial Instruments

Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company’s revolving line of credit with FCC, LLC dba First Capital bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes the carrying value of such debt approximates its fair value. The fair values of the Company’s remaining long-term notes payable instruments are approximately $9,065,000 and bear interest at fixed rates ranging from 5 to 8% per annum. Management believes these debts bear interest rates equal to rates available for debt with similar characteristics and that the carrying value of the debt approximates its fair value. The carrying amount of all other financial instruments including cash, receivables and payables included in the Company’s consolidated balance sheet approximate fair value due to the short maturity of these instruments.

(l)   Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for its stock option plans, where previously the Company applied Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted after its emergence from bankruptcy on August 31, 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services.

(m)   Net Income Per Common Share

Basic net income per common share is based upon the weighted average number of common shares outstanding at each period presented. Diluted income for common shares is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and the conversion of convertible securities during the beginning of the year, or for the period outstanding during the year.

(n)   Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. The Company defines each of its stores as operating segments; however, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit the stores to be aggregated into one reportable segment.

(o)   Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(3)   Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) addresses financial accounting for transactions in which an entity obtains employee services in share-based payment transactions. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

(4)   Asset Acquisitions and Dispositions

During the fiscal year ended June 30, 2004, the Company acquired the assets of one pawnshop in a purchase transaction for a cash purchase price of $142,000. The purchase price for the acquisitions was determined based upon the historical volume of annual loan and sales transactions, inventory on hand, condition of property and equipment, quality and condition of the location, and projected future operating results.

The Company’s purchase transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based upon their estimated fair market values at the dates of acquisition. The purchase price was allocated to the tangible assets and intangible assets based on their fair market value as follows:

Pawn loan receivables	$42
Property and equipment, net	68
Customer list	32
Net assets acquired	$142

The results of operations of the acquisition has been included in the consolidated financial statements from their respective dates of acquisition.

In July 2004, the Company closed its location in South Carolina, recording a loss of $15,000 on the closure.

(5)   Property and Equipment

Property and equipment consists of the following at June 30, 2005 and 2004, respectively (in thousands):

	Years of Useful life	June 30, 2005	June 30, 2004
Automobiles	3	$227	$175
Furniture and equipment	5–7	888	782
Leasehold improvements	3–10	710	517
		1,825	1,474
Less: accumulated depreciation and amortization		(977)	(605)
		$848	$869

(6)   Notes Payable

Notes payable consist of the following at June 30, 2005 (in thousands):

	June 30, 2005	June 30, 2004
Revolving line of credit with a bank, bearing interest at prime plus two percent (8.0% at June 30, 2005) payable monthly, to mature June 17, 2007, collateralized by substantially all of the assets of PawnMart, Inc., the Company’s wholly owned subsidiary and guaranteed by the Company	$546	$2,785
Notes payable for 100,000 shares of American Iron Horse stock financed by seller, bearing interest at 5%, collateralized by the stock	388	—
8% limited recourse secured convertible subordinated notes, bearing interest at 8% payable monthly, to mature December 31, 2014, collateralized by the common stock of PawnMart, Inc., net of discount of $55	8,771	—
Other unsecured notes payable	266	386
	9,971	3,171
Less: current maturities	(360)	(121)
Long term notes payable	$9,611	$3,050

The Company obtained a new revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 1.5% (8.0% at June 30, 2005), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. Under the Credit Facility the Company is required to maintain certain financial covenants and is prohibited from paying cash dividends on its Common Stock unless specifically approved by the Lender. The Company was not in compliance with one of the financial covenants as of June 30, 2005, but subsequent negotiations with the Lender resulted in an amendment to the Credit Facility which modified the financial covenant effective as of June 30, 2005, as a result of which amendment the Company is no longer in default under the Credit Facility as of June 30, 2005. The Company continues in compliance with all financial covenants under the Credit Facility as of the date of this Report. During Fiscal 2005 the Company paid fees associated with the Credit Facility totaling $60,000.

The Company also compromised certain priority tax claims in the amount of $621,000 in its reorganization plan agreeing to pay the claims over a six year period from the date of assessment in quarterly installments of approximately $35,000 including interest at the rate of seven percent per annum.

The current portion due as of June 30, 2005 and 2004 was $118,000 and $110,000, respectively. The long term portions due as of June 30, 2005 and 2004 were $148,000 and $265,000, respectively.

The Company is offering $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) through a private placement. As of June 30, 2005 the Company had sold a total of $8,826,000 of the Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart, Inc. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, Inc., its wholly owned subsidiary, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility.

As of June 30, 2005, annual maturities of the outstanding long-term debt, including its lines of credit, for each of the five years after June 30, 2005are as follows (in thousands):

2006	$360
2007	813
2008	27
2009	—
2010	—
Thereafter	8,826
$10,026

(7)   Income Taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are presented below (in thousands):

	June 30, 2005	June 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$3,930	$4,249
Property and equipment	41	173
Inventories	38	114
Goodwill and other intangible assets	10	27
Total gross deferred tax assets	4,019	4,563
Less valuation allowance	(4,019)	(4,563)
Net deferred tax assets	$—	$—

.

The provisions for income taxes differ from amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes.  Following is a reconciliation of such differences (in thousands):

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004
Tax at federal statutory rates	$118	$452
Effect of Series A preferred stock dividends not deductible	89	89
State and local income taxes, net of federal tax benefit	45	73
	252	614
Change in valuation allowance	(241)	(596)
Tax expense allocated to additional paid in capital related to bankruptcy	196	596
	$207	$614

The change in valuation allowance is affected in 2005 by previously unrecorded tax adjustments.

At June 30, 2005 the Company has net operating loss carryforwards of approximately $11,558,000 which expire from 2014 to 2017.  During Fiscal 2003, the Company recognized income of approximately $11,800,000 due to discharge of indebtedness in conjunction with the confirmation of the Company’s bankruptcy Plan.  A formal legal or tax opinion on the effects of the Company’s bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management.  Deferred tax valuation allowances of $4,019,000 and $4,563,000 offset deferred tax assets at June 30, 2005 and 2004, respectively, based on management’s determination that it is more likely than not that such amounts may not be subsequently realized.

(8)   Equity

Under the Plan, the Company has the authority to issue a total of Twelve Million Five Hundred Thousand (12,500,000) shares of stock, consisting of Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”) issuable in series (“Series”), and Ten Million (10,000,000) shares of Common Stock, par value $0.01 per share (the “Common Stock”). Of the Preferred Stock, One Million Two Hundred Fifty Thousand (1,250,000) shares are designated and known as Series A Preferred Stock (the “Series A Preferred Stock”) and Five Hundred Thousand Fifty (500,050) shares are designated and known as Series B Preferred Stock (the “Series B Preferred Stock”). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware.

Issuance of Preferred Stock.   The Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock to the stockholders of C/M Holdings, Inc. pursuant to the Merger. As of June 30, 2005, 100,004 shares were redeemed. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock and the Series B Preferred Stock are as follows:

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

Redemption.   The Company is required to redeem, on a pro rata basis, 100,000 shares of Series A Preferred Stock on April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the shares of Series A Preferred Stock then outstanding, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon. On April 29, 2005, the Company deposited $500,000 with The Bank of New York Trust Company, N.A., the redemption agent, to facilitate the share redemption. As of June 30, 2005, 100,004 shares were redeemed for $500,020. The Company has the right, but not the obligation, to redeem, on a pro rata basis, the Series B Preferred Stock at any time after April 30, 2009, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon.

Conversion.   The holders of Series A Preferred Stock have no conversion rights. The holders of the Series B Preferred Stock have the right, at any time, and on or before April 30, 2009, to convert each share of Series B Preferred Stock into such number of shares of Common Stock determined by dividing $5.00 by the Conversion Price then in effect. The initial Conversion Price will be approximately $1.4535 per share but is subject to anti-dilutive adjustment. The holders of Series B Preferred Stock have the right to convert the Series B Preferred Stock into approximately 45% of the issued and outstanding shares of Common Stock.

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

Voting.   The holders of Series A Preferred Stock have no voting rights except as required by law. Except for the election of the members of the Board of Directors of the Company, each share of Series B Preferred Stock entitles the holder thereof to 3.44 votes with respect to all matters upon which holders of Common Stock have the right to vote. Such votes are counted together with the votes of the holders of the Common Stock and not separately as a class except as otherwise provided with respect to the election of directors. The holders of Common Stock have one vote in respect of each share of Common Stock held by such stockholder for all matters submitted to a vote of stockholders of the Company. Cumulative voting is not permitted. The Board of Directors consists of seven members. The holders of a plurality of the shares of Series B Preferred Stock, voting as a class, are entitled to elect four members of the Board of Directors and the holders of a plurality of the shares of Common Stock, voting as a class, are entitled to elect three members of the Board of Directors.

Issuance of Common Stock.   The Company issued 2,079,948 shares of Common Stock to the creditors in the bankruptcy, which, following the Merger, represents approximately 55% of the issued and outstanding shares of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock issued to the shareholders of C/M Holdings, Inc. pursuant to the Merger.

During Fiscal 2005 the Company received $2,000 in net proceeds from the exercise of stock options for 249,000 shares granted pursuant to the Company’s 2003 Stock Option Plan. The Company also received $59,000 in net proceeds from the sale of Common Stock to current and former employees pursuant to the 2003 Incentive Stock Option Plan.

Treasury Stock.   The Company purchased no shares of Common Stock during Fiscal 2005.

(9)   Stock Options

The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) and 2003 Stock Incentive Plan (“Incentive Plan”) effective January 1, 2003. Under the Stock Option Plan stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period up to two years from the date of grant and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan and 325,000 shares were reserved under the Incentive Plan. A total of 30,000 options were forfeited in April 2004 and 4,000 options were forfeited in August 2004. The Company recognized $1,600 and $4,900 of compensation expense for the years ended June 30, 2005 and 2004, respectively. The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of June 30, 2005 and 2004, 74,856 and 40,258 shares, respectively have been issued under the Incentive Plan.

The following table summarizes the stock option activity of the Company from the time it emerged from bankruptcy:

	Options Outstanding		Weighted average
	Number of Options	Exercise Price	remaining contractual life
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60	8.3 years
Exercised	(249,000)	1.02
Forfeited/Cancelled	(30,000)	1.00
Outstanding at June 30, 2004	206,000	1.09	8.1 years
Granted	20,000	1.56	9.3 years
Exercised	(2,000)	1.00
Forfeited/Cancelled	(4,000)	1.00
Outstanding at June 30, 2005	220,000	$1.13	8.8 years
Exercisable at June 30, 2005	220,000	$1.13
Exercisable at June 30, 2004	154,000	$1.08
Exercisable at June 30, 2003	299,000	$1.00

The weighted average fair value of the options granted during 2005 and 2004 was $2.01 and $0.78 per common share, respectively. The fair value of these options was estimated at the date of grant using the minimum value method with the following assumptions; risk free rate of 3.87% and 4.5% in 2005 and 2004, respectively, no dividend yield and weighted average expected lives of 60 months for 2005 and 2004. The minimum value method assumes 50% volatility in the stock price. The Company’s Common Stock has been listed on the Nasdaq OTCBB since August 2004.

(10)   Weighted Average Shares and Net Income Per Common Share

Net income (loss) per common share is calculated as required by FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  Statement No. 128 requires dual presentation of basic and diluted earnings per share and reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities to issue Common Stock were exercised.

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the Company for the years ended June 30, 2005 and 2004 is as follows:

For the Year Ended June 30, 2005	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$16,000	2,359,434	$0.01
Dilutive effect of stock options		116,664
Diluted earnings per common share	$16,000	2,476,098	$0.01

For the Year Ended June 30, 2004	Net Income Allocable to Common Shareholders	Shares	Per Share
Basic earnings per common share	$747,000	2,344,206	$0.32
Assumed conversion of Series B preferred	125,000	1,720,130
Dilutive effect of stock options		—
Diluted earnings per common share	$872,000	4,064,336	$0.21

The Company had stock options outstanding for the purchase of 220,000 and 206,000 common shares as of June 30, 2005 and 2004, respectively. The Company’s common stock began trading on the NASDAQ OTC Bulletin Board in September 2004. As of June 30, 2005, the exercisable stock options were dilutive as the market value o f the Company’s common shares exceeded the strike price for the outstanding options. Consequently, as of June 30, 2005, none of the options to purchase common shares have been excluded from the computation. Common stock issuable upon conversion of the Series B preferred stock and the conversion of the Convertible Notes are not included in the computation as they are antidilutive. Additionally, the 88,260 warrants granted to brokers for sales of the 8% Convertible Notes as of June 30, 2005 are not included in the computation since they are antidilutive. For the year ended June 30, 2004, all outstanding options to purchase common shares have been excluded from the computation because those options are antidilutive.

(11)   Investments

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

As of June 30, 2005 and 2004, the Company’s investments consisted of (in thousands):

As of June 30, 2005	Cost	Unrealized Gain (Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds, maturing in:
2008	848	26	874
2009	157	52	209
2010	312	19	331
Thereafter	3,155	107	3,262
	4,472	204	4,676
Total	$4,479	$198	$4,677

As of June 30, 2004	Cost	Unrealized Gain (Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds, maturing in:
2006	375	39	414
2007	492	72	564
2008	428	(11)	417
2009	577	139	716
2010	465	44	509
Thereafter	392	4	396
	2,729	287	3,016
Total	$2,736	$281	$3,017

(12)   Investment in American IronHorse Motorcycle Company, Inc.

The Company has invested in $4,386,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as June 30, 2005. The Company owns 15.1% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method.

Following is summary balance sheet information for American IronHorse as of June 30, 2005 and December 31, 2004:

	As of June 30, 2005	As of December 31, 2004
	(Unaudited)	(Unaudited)
	(in thousands)
Current assets	$35,480	$30,039
Total assets	$40,217	$34,555
Current liabilities	$23,908	$14,207
Total liabilities	$28,486	$25,358
Stockholders’ equity	$11,731	$9,197

Following is a summary operating information for the six months ended June 30, 2005 and for the year ended December 31, 2004:

	For the Six Months Ended June 30, 2005	For the Year Ended December 31, 2004
	(Unaudited)	(Unaudited)
	(in thousands)
Total revenue	$36,985	$65,019
Net income/(loss)	$2,518	$(1,247)

The Company received fees from American IronHorse of $128,000 and $344,000 in 2005 and 2004, respectively, for management advisory services and for financing provided by the Company.

(13)   Comprehensive Income

Comprehensive income is as follows:

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004
	(in thousands)
Net income	$141	$872
Unrealized gain from available for sale securities	248	569
Reclassification of realized gains included in net income	(331)	(2,046)
Comprehensive income (loss)	$58	$(605)

(14)   Commitments and Contingencies

The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases was approximately $1,481,000 and $1,257,000 for the years ended June 30, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are (in thousands):

2006	1,153
2007	952
2008	904
2009	570
2010	23
Thereafter	—
Total minimum lease payments	$3,602

The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(15)   Operating Segment Information

The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services. PawnMart, Inc. operates 26 pawn shops in Georgia and North Carolina. Xponential Advisors, Inc. provided management and advisory services to American

IronHorse through March 28, 2005. Xponential Advisors, Inc. directs the investment of the Company’s available funds in marketable securities and other investment opportunities. In February 2005 the Company formed a new subsidiary, Xponential Real Estate Holdings, Inc., which had no activity during the reporting period.

Operating information for the years ended June 30, 2005 and 2004 is set forth below (in thousands):

Year Ended June 30, 2005	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$12,618	$—	$12,618
Pawn service charges and related fee income	6,249	—	6,249
Management advisory and related fee income	—	128	128
Total Revenue	18,867	128	18,995
Expenses:
Cost of sales	9,348	—	9,348
Store operating expenses	5,789	—	5,789
Corporate administrative expenses	1,862	1,025	2,887
Depreciation and amortization	417	—	417
Operating income (loss)	1,451	(897)	554
Interest and dividend income	3	208	211
Interest expense	(281)	(467)	(748)
Gain on sale of investments	—	331	331
Net income (loss) before taxes	$1,173	$(825)	$348
Total Assets	$11,537	$10,683	$22,220

Year Ended June 30, 2004	Pawn Lending	Investment, Management and Advisory Services	Consolidated
Revenue:
Merchandise sales	$13,585	$—	$13,585
Pawn service charges and related fee income	6,605	—	6,605
Management advisory and related fee income	—	344	344
Total Revenue	20,190	344	20,534
Expenses:
Cost of sales	11,216	—	11,216
Store operating expenses	6,021	—	6,021
Corporate administrative expenses	1,876	1,198	3,074
Depreciation and amortization	461	12	473
Operating income (loss)	616	(866)	(250)
Interest and dividend income	—	423	423
Interest expense	(440)	(298)	(738)
Gain (loss) on disposition of assets	5	—	5
Gain on sale of investments	—	2,046	2,046
Net income before taxes	$181	$1,305	$1,486
Total Assets	$9,421	$6,133	$15,554

(16)   Related Party Transactions

Sanders Morris Harris, Inc. (“SMH”), a related party, employs Jeffrey A. Cummer and Dwayne A. Moyers as officers of a subsidiary and executes security transactions for the Company. Messrs. Moyers and Cummer are also officers and directors of the Company. Commissions paid to SMH were $6,785 and $40,927 for the years ended June 30, 2005 and 2004, respectively.

In addition, SMH, through Massie Capital, Inc., the selling agent for the Company’s 8% Limited Recourse Secured Convertible Notes earned $535,570 in selling commissions on the sale of $7,714,000 of Convertible Notes through June 30, 2005 and was granted 59,508 warrants for the purchase of shares of the Company’s Common Stock at a price of $11.00 per share in connection with the Convertible Note sales. Massie Capital, Inc. earned commissions totaling $794,340 and was granted a total of 88,260 warrants on the sale of $8,826,000 of Convertible Notes.

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

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Information concerning the Company’s executive officers is included in this Form 10-KSB under “Item 4A. Executive Officers of the Company” and is incorporated by reference herein.

ITEM 10.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.         EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger between PawnMart, Inc. and C/M Holdings, Inc. dated August 1, 2002.(1)
3.1	Amended and Restated Certificate of Incorporation of PawnMart, Inc. as filed with the Delaware Secretary of State on August 30, 2002.(1)
3.2	Certificate of Amendment to Certificate of Incorporation of PawnMart, Inc.(2)
3.3	Amended and Restated Bylaws of PawnMart, Inc.(3)
3.4	Amendment Number One to Amended and Restated Bylaws of PawnMart, Inc.(2)
3.5	Amendment Number Two to Amended and Restated Bylaws of Xponential, Inc.(4)
4.1	Indenture dated as of October 8, 2004 between Xponential, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(5)
4.1	Supplemental Indenture dated as of October 8, 2004 to Indenture dated as of October 8, 2004 between Xponential, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(5)
10.1	PawnMart, Inc. 2003 Stock Option Plan.(6)
10.2	Amendment Number One to PawnMart, Inc. 2003 Stock Option Plan.(7)
10.3	PawnMart, Inc. 2003 Stock Incentive Plan.(6)
10.4	Amendment Number One to PawnMart, Inc. 2003 Stock Incentive Plan.(8)
10.5	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company’s Board of Directors on December 16, 2002.(9)
10.6	Amendment Number One to PawnMart, Inc. Capital Incentive Program.(8)
10.7	Amendment Number Two to Xponential, Inc. Capital Incentive Program.(10)
10.8	Amendment Number Three to Xponential, Inc. Capital Incentive Program.(11)
10.9	Xponential, Inc. 2005 Stock Purchase Plan.(12)
10.10	Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 17, 2004.(13)
10.11

First Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated October 8, 2004; Letter agreement amendment to Section 2(f) of Loan and Security Agreement dated October 5, 2004; and Account Control Agreement between Xponential, Inc., as debtor, FCC, LLC, as lender, and Wachovia Securities, as broker, dated October 14, 2004.(14)

10.12	Second Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 30, 2005.(15)
10.13	Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated September 23, 2005.(15)
21.1	Subsidiaries of Xponential, Inc.*
23.1	Consent of Grant Thornton, LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith.

(1)          Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 16, 2002 (File No. 1-13919).

(2)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2003 (File No. 1-13919).

(3)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on August 20, 2002 (File No. 1-13919).

(4)          Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 25, 2005 (File No. 1-13919).

(5)          Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on February 18, 2005 (File No. 1-13919).

(6)          Filed as an exhibit to the registrant’s Definitive Proxy Statement filed on January 28, 2003 (File No. 1-13919).

(7)          Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104575).

(8)          Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104576).

(9)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2003 (File No. 1-13919).

(10)   Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005 (File No. 1-13919).

(11)   Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 29, 2005 (File No. 1-13919).

(12)   Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on May 5, 2005 (File No. 1-13919).

(13)   Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB filed on September 28, 2004 (File No. 1-13919).

(14)   Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004 (File No. 1-13919).

(15) Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 28, 2005 (File No. 1-13919).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPONENTIAL, INC.
September 28, 2005	By:	/s/ DWAYNE A. MOYERS
Dwayne A. Moyers
Chief Executive Officer and Vice President
September 28, 2005	By:	/s/ ROBERT W. SCHLEIZER
Robert W. Schleizer
Executive Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DWAYNE A. MOYERS	Chairman of the Board, Chief Executive	September 28, 2005
Dwayne A. Moyers	Officer, Vice President and Director
/s/ ROBERT W. SCHLEIZER	Executive Vice President, Chief Financial	September 28, 2005
Robert W. Schleizer	Officer, Treasurer, Secretary and Director
/s/ JEFFREY A. CUMMER	Vice President and Director	September 28, 2005
Jeffrey A. Cummer
/s/ J. ROBERT COLLINS	Director	September 28, 2005
J. Robert Collins
/s/ CARROLL DAWSON	Director	September 28, 2005
Carroll Dawson
/s/ JAMES R. RICHARDS	Director	September 28, 2005
James R. Richards
/s/ JOHN H. WILSON	Director	September 28, 2005
John H. Wilson

EXHIBIT INDEX

Number	Description
21.1	Subsidiaries of Xponential, Inc.
23.1	Consent of Grant Thornton, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002