Form 10QSB
period 2005-09-30
XPONENTIAL INC
filed 2005-11-14
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___ to ___.
Commission File No. 1-13919
Xponential, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30080
(Address of principal executive offices)
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The Company has 2,380,804 shares of Common Stock, par value $0.01 per share, outstanding as of September 30, 2005.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,
	2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$713	$407
Accounts receivable	481	336
Pawn service charges receivable	511	541
Pawn loans	4,641	4,919
Inventories, net	5,614	4,329
Investments	5,376	4,677
Prepaid expenses and other current assets	255	276

Total current assets	17,591	15,485

Property and equipment, net	1,234	848
Intangible assets, net of amortization of $78 and $76 at September 30, 2005 and June 30, 2005, respectively	—	2
Bond issuance costs, net of amortization of $49 and $22 at September 30, 2005 and June 30, 2005, respectively	1,073	849
Investment in American IronHorse Motorcycle Company, Inc.	4,836	4,836
Other assets, net of amortization of $40 and $25 at September 30, 2005 and June 30, 2005, respectively	164	200

Total assets	$24,898	$22,220

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable	$865	$860
Accounts payable and accrued expenses	347	413
Accrued payroll and payroll taxes	235	334
Deferred revenue	78	70
Revolving credit facility	1,052	546

Total current liabilities	2,577	2,223

Long term notes payable:
8% limited recourse convertible notes, net of discount of $71 and $55 at September 30, 2005 and June 30, 2005, respectively	11,481	8,771
Other long term notes payable	201	294

Total long term notes payable	11,682	9,065
Commitments and contingencies
Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 971,632 shares issued at September 30, 2005 and June 30, 2005, respectively	4,358	4,358

Total long term liabilities	16,040	13,423

Total liabilities	18,617	15,646

Stockholders’ equity:

Preferred stock — Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at September 30, 2005 and June 30, 2005, respectively	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,380,804 as of September 30, 2005 and June 30, 2005, respectively	24	24
Additional paid-in capital	5,579	5,631
Retained earnings	529	756
Accumulated other comprehensive income	184	198
Less treasury stock, at cost; 25,000 common shares at September 30, 2005 and June 30, 2005, respectively	(40)	(40)

Total stockholders’ equity	6,281	6,574

Total liabilities and stockholders’ equity	$24,898	$22,220

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Revenues:
Merchandise sales	$3,097	$3,032
Pawn service charges	1,600	1,571
Other	—	42

Total revenues	4,697	4,645

Cost of sales	2,348	2,330

Gross profit	2,349	2,315
Expenses:
Store operating expenses	1,518	1,421
Corporate administrative expenses	696	682
Depreciation and amortization	104	109

Total expenses	2,318	2,212

Operating income	31	103
Interest and dividend income	115	41
Interest expense including Series A preferred dividends of $61 and $67 for the three months ended September 30, 2005 and 2004, respectively	(348)	(150)
Loss on futures contracts	(66)	—
Gain on investments	1	211

Net income (loss) before taxes	(267)	205
Income tax provision (benefit)	(70)	93

Net income (loss)	(197)	112
Preferred stock dividend requirement	(31)	(31)

Net income (loss) allocable to common stockholders	$(228)	$81

Income (loss) per common share (note 5):

Basic	$(0.10)	$0.03

Diluted	$(0.10)	$0.03

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$(197)	$112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104	109
Gain on sale of investments	(1)	(211)
Deferred income tax expense (benefit) related to bankruptcy	(70)	93
Non-cash interest expense	41	—
Changes in operating assets and liabilities:
Accounts receivable	(145)	10
Pawn service charges receivable	30	25
Inventories, net	(1,285)	(447)
Prepaid expenses and other current assets	21	17
Accounts payable and accrued liabilities	(157)	(2)

Net cash used in operating activities	(1,659)	(294)

Cash flows from investing activities:
Pawn loans made	(4,596)	(3,886)
Pawn loans redeemed	1,712	1,634
Inventory acquired from loan forfeitures	3,162	2,480
Proceeds from sale of investments	—	1,393
Purchase of investments	(709)	(1,511)
Purchases of property and equipment	(484)	(118)
Other assets	20	—

Net cash used in investing activities	(895)	(8)

Cash flows from financing activities:
Borrowings on notes payable	4,205	1,886
Principal payments on notes payable	(3,787)	(1,623)
Convertible note offering proceeds	2,724	—
Convertible note offering costs	(251)	—
Dividends paid	(31)	(31)

Net cash provided by financing activities	2,860	232

Net increase (decrease) in cash and cash equivalents	306	(70)
Cash and cash equivalents at beginning of period	407	206

Cash and cash equivalents at end of period	$713	$136

Supplemental disclosures of cash flow information — Cash paid for interest	$288	$130

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation
     The consolidated financial statements include the accounts of Xponential, Inc. and its wholly-owned subsidiaries Xponential Advisors, Inc., Xponential Real Estate Holdings, Inc. and PawnMart, Inc. All significant intercompany transactions have been eliminated.
     Xponential, Inc., formerly PawnMart, Inc. (the “Company”), was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart, Inc. (“PawnMart”) is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of September 30, 2005 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of September 30, 2005 and 2004 and for the three month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
     Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2005 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.
(2) Notes Payable
Revolving Credit Facility-
     PawnMart currently has a revolving credit facility with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.00% (8.75% at September 30, 2005), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At September 30, 2005, $1,052,000 was outstanding under the Credit Facility and an additional $3,364,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at September 30, 2005.
8% Limited Recourse Convertible Notes-
     The Company is offering $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) through a private placement. As of September 30, 2005 the Company had sold a total of $11,552,000 of the Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, Inc., its wholly owned subsidiary, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. As of September 30, 2005 the Company

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(2) Notes Payable (continued)
had issued 115,520 Selling Agent’s Warrants. The Selling Agent’s warrants are valued at $0.62 each for a total of $71,000 as of September 30, 2005. Such amounts are included as a direct increase to stockholders’ equity.
(3) Equity
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
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan The Company recognized $0 and $400 of compensation expense for options granted during the three month periods ended September 30, 2005 and 2004, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	(249,000)	$1.02
Forfeited	(30,000)	1.00

Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding at June 30, 2005	220,000	1.13
Granted	—	—
Exercised	—	—
Forfeited	—	—

Exercisable at September 30, 2005	220,000	1.13

     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan of September 30, 2005. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan (continued)
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. No shares have been issued under the Stock Purchase Plan as of September 30, 2005.
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
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended September 30, 2005 and 2004 is as follows:

	Net Loss Allocable
For the Three Months Ended	to Common
September 30, 2005	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(228,000)	2,380,804	$(0.10)

For the Three Months Ended	Net Income Allocable
September 30, 2004	to Common Shareholders	Shares	Per Share
Basic earnings per common share	$81,000	2,344,206	$0.03

Assuming conversion -Series B preferred stock	31,000	1,720,130

Diluted earnings per common share	$112,000	4,064,336	$0.03

     Series A Preferred Stock has been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares and are not dilutive. Accordingly, dividends paid to holders of Series A Preferred Stock in the amount of $61,000 and $67,000 during the three months ended September 30, 2005 and 2004, respectively are included as interest expense in the computation of diluted earnings per share.
     Options for the purchase of 220,000 common shares as of September 30, 2005 and 2004, respectively, have been excluded from the computation because they are antidilutive.
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

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5) Investments in Marketable Securities (continued)
          As of September 30, 2005 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	5,185	190	5,375

Total	$5,192	$184	$5,376

          As of June 30, 2005 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	4,472	204	4,676

Total	$4,479	$198	$4,677

(6) Derivative Instruments
     The Company determined it would reduce its exposure to market fluctuations for gold prices in September 2005. As a result, it entered into contracts to sell gold at $528.70 per ounce in 2008. Since the Company entered into these contracts, the cumulative pretax loss on these contracts is $66,000 as the price of gold has increased. The Company accounts for these derivatives as if they are held for trading purposes thus the increases and decreases affect net earnings or loss each period.
(7) Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	September 30, 2005	September 30, 2004
Net income (loss)	$(197)	$112
Unrealized gain from available for sale securities	(79)	(5)
Reclassification of realized gain (loss) included in net income	65	(211)

Comprehensive loss	$(211)	$(104)

(8) Investment in American IronHorse Motorcycle Company, Inc.
     The Company has invested $4,836,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of September 30, 2005. The Company owns 15.05% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method. It is possible the Company may increase its investment in American IronHorse which could result in the requirement to use the equity method of accounting.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8) Investment in American IronHorse Motorcycle Company, Inc. (continued)
     Following is summary unaudited financial information for American IronHorse as of September 30, 2005 and December 31, 2004:

	As of	As of
	September 30, 2005	December 31, 2004
(in thousands)	(Unaudited)	(Unaudited)
Current assets	$39,971	$30,039

Current liabilities	22,616	14,207

Total assets	$44,559	$34,555
Total liabilities	31,996	25,358

Stockholders’ equity	$12,563	$9,197

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
(in thousands)	(Unaudited)	(Unaudited)
Total revenue	$82,294	$65,019

Net income (loss)	$3,350	$(1,247)

(9) Operating Segment Information
     The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services. PawnMart, Inc. operates 26 pawn shops in Georgia and North Carolina. Xponential Advisors, Inc. provided management and advisory services to American IronHorse through March 31, 2005 and directs the investment of the Company’s available funds in marketable securities and other investment opportunities.
     Operating segment data for the three months ended September 30, 2005 and 2004 is set forth below (in thousands):

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Operating Segment Information (continued)

		Investment,
		Management and
Three Months Ended September 30, 2005	Pawn Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,097	$—	$3,097
Pawn service charges and related fee income	1,600	—	1,600
Total Revenue	4,697	—	4,697

Expenses:
Cost of sales	2,348	—	2,348
Store operating expenses	1,518	—	1,518
Corporate administrative expenses	474	222	696
Depreciation and amortization	104	—	104

Operating income (loss)	253	(222)	31

Interest and dividend income	—	115	115
Interest expense	(53)	(295)	(348)
Loss on change of futures contracts value	(66)	—	(66)
Gain on sale of marketable securities	—	1	1

Net income (loss) before taxes	$134	$(401)	$(267)

Total Assets	$12,562	$12,336	$24,898

		Investment,
		Management and
Three Months Ended September 30, 2004	Pawn Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,032	$—	$3,032
Pawn service charges and related fee income	1,571	—	1,571
Management advisory and related fee income	—	42	42

Total Revenue	4,603	42	4,645

Expenses:
Cost of sales	2,330	—	2,330
Store operating expenses	1,421	—	1,421
Corporate administrative expenses	432	250	682
Depreciation and amortization	109	—	109

Operating income (loss)	311	(208)	103

Interest and dividend income	1	40	41
Interest expense	(72)	(78)	(150)
Gain on sale of marketable securities	—	211	211

Net income (loss) before taxes	$240	$(35)	$205

Total Assets	$9,443	$6,333	$15,776

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
     In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005.
GENERAL
     Xponential, Inc. (the “Company”) is a diversified holding company. Its wholly owned subsidiary, PawnMart, Inc. (“PawnMart”), is a specialty finance and retail business principally engaged in establishing and operating pawn shops which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers. PawnMart generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.
     The Company also has invested in American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At September 30, 2005 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 798,659 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 15.05% of the outstanding common stock of American IronHorse (which would be reduced to 11.4% assuming conversion and exercise of all outstanding convertible securities).
     At September 30, 2005 directors and officers of the Company, directly and through affiliates, collectively owned an additional 967,262 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 34,166 shares of common stock of American IronHorse), or 18.23%, of the outstanding common stock of American IronHorse (which would be reduced to 15.36% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Jeffrey Cummer, Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd. and Sanders Morris Harris Group Inc. Mr. Moyers is also chairman of the board of directors of American IronHorse.
     The Company also provided management advisory services in conjunction with its financing and investments in American IronHorse. Xponential Advisors, Inc. was paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week. The advisory role of Mr. Schleizer with American IronHorse ended on March 31, 2005.
     On September 1, 2005, the Company’s wholly owned subsidiary, Xponential Real Estate Holdings, Inc., purchased land and a building in close proximity to one of PawnMart’s current locations for $450,000. The Company intends to expand the building from approximately 3,200 square feet to approximately 8,800 square feet to serve as a new location for the store, at an approximate cost of $550,000. Management is currently negotiating to purchase additional locations that PawnMart currently occupies to stabilize occupancy costs and to provide long term returns on investment for leasehold improvements and expansion necessary to facilitate increased loan growth.
     The Company’s total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans. During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales. Through the sales of the 8% limited recourse convertible notes, management believes it will generate additional gains and losses from its investments in marketable securities during the fiscal year ending June 30, 2006 until the funds are deployed in the investment in or the acquisition of operating companies.
     Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended September 30, 2005 and September 30, 2004 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005.

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Merchandise sales	65.9%	65.3%
Pawn service charges and related fee income	34.1	33.8
Management advisory fees and related fee income	0.0	0.9

Total revenues	100.0	100.0
Cost of sales	50.0	50.2
Store operating expenses	32.3	30.6
Corporate administrative expenses	14.8	14.6
Depreciation and amortization	2.2	2.4

Operating income	0.7	2.2
Interest and dividend income	2.4	1.0
Interest expense	7.4	3.2
Gain (loss) on sale of marketable securities	(1.4)	4.4

Net income (loss) before income taxes	(5.7)%	4.4%
Income tax benefit (provision)	1.5	(2.0)

Net income (loss)	(4.2)%	2.4%

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Total revenues increased 1.1% to $4,697,000 during the three months ended September 30, 2005 (the “Three Month 2006 Period”) as compared to $4,645,000 during the three months ended September 30, 2004 (the “Three Month 2005 Period”). The overall increase was attributable primarily to increases in pawn service charges loans. Stores that remained open for the full 12 months or more as of September 30, 2005 (the “Comparable Stores”) experienced a net decrease in revenues of $57,000, or 1.3%.
     Merchandise sales increased 2.1% to $3,097,000 during the Three Month 2006 Period from $3,032,000 during the Three Month 2005 Period. The increased sales are due primarily to increased jewelry scrap sales which totaled $401,000 for the Three Month 2006 Period compared to $251,000 for the Three Month 2005 Period. Sales in Comparable Stores for the Three Month 2006 Period decreased $86,000, or 3.1%.
     Despite the increase in jewelry scrap sales, jewelry inventory increased to $4,130,000 as of September 30, 2005 compared to $2,068,000 as of September 30, 2004. The increase in jewelry inventory is due to the Company focusing its lending practices to increase jewelry loans. The Company increased its jewelry inventories to provide more selection for its customers and to increase its overall margins on merchandise sales as jewelry traditionally has a higher gross margin than sales of other merchandise. Management also increased jewelry inventories to establish consistent product selection in its stores, to have sufficient inventory on hand to stock potential acquisitions and to facilitate implementation of a new software system to standardize lending practices on jewelry and other merchandise through automated, centralized pricing and loan valuations. Management anticipates reducing jewelry inventory levels through promotions and increased jewelry scrap sales after inventory selection in its stores are standardized and the system implementation is completed. The increase in jewelry inventories increased the Company’s exposure to market fluctuations in the market price of precious metals, primarily gold. The Company entered into contracts to sell gold at $528.70 per ounce in 2008 which will allow the Company to maintain consistent lending practices on gold jewelry even if market prices for gold decrease.
     Pawn service charges increased $29,000 or 1.8% to $1,600,000 during the Three Month 2006 Period from $1,571,000 during the Three Month 2005 Period primarily due to increased pawn service charges on jewelry loans. Jewelry loans as of September 30, 2005 totaled $2,454,000 compared to $1,814,000 as of September 30, 2004, an increase of $640,000.

     Gross profit increased 1.5% to $2,349,000 during the Three Month 2006 Period from $2,315,000 during the Three Month 2005 Period primarily due to improved gross profit on merchandise sales. Gross profit for Comparable Stores increased $97,000 for the Three Month 2006 Period as compared to the Three Month 2005 Period, a 4.2% increase. Gross profit as a percentage of total revenues increased to 50.0% during the Three Month 2006 Period as compared to 49.8% during the Three Month 2005 Period.
     Store operating expenses increased to $1,518,000 for the Three Month 2006 Period from $1,421,000 during the Three Month 2005 Period primarily due to increased personnel expenses. On a Comparable Store basis, store operating expenses were 35.3% of total revenues during the Three Month 2006 Period compared to 32.7% of total revenues during the Three Month 2005 Period.
     Corporate administrative expenses increased 2.1% to $696,000 during the Three Month 2006 Period from $682,000 during the Three Month 2005 Period primarily due to increased occupancy expense. Corporate administrative expenses increased to 14.8% of total revenues during the Three Month 2006 Period as compared to 14.6% during the Three Month 2005 Period.
     Interest expense increased $198,000 to $348,000 from $150,000 during the Three Month 2006 Period as compared to the Three Month 2005 Period primarily due to interest on the 8% limited recourse convertible subordinated notes.
     Interest and dividend income increased to $115,000 for the Three Month 2006 Period due primarily to the investment of proceeds obtained through the issuance the of 8% limited recourse convertible subordinated notes.
     The Company also recorded a loss of $66,000 on open gold futures contracts during the Three Month 2006 Period. The Company sold the futures contracts to hedge the value of its gold jewelry inventories at a price of $528 per ounce which will allow the Company to more aggressively lend on jewelry pawn loans. The Company recorded a $211,000 gain on the sale of securities in the Three Month 2005 Period.
     The Company recognized income tax benefit (expense) of $70,000 and ($93,000) during the Three Month 2006 Period and Three Month 2005 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of 8% limited recourse convertible notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of September 30, 2005. During the Three Month 2006 Period the Company paid fees associated with the Credit Facility totaling $18,000.
     As of September 30, 2005 the Company’s sources of liquidity were $713,000 in cash and cash equivalents, $5,376,000 in marketable securities, $481,000 in trade accounts receivable, $511,000 in pawn service charges receivable, $4,641,000 in pawn loan receivables, $5,614,000 in inventories and $3,364,000 available to borrow under the Credit Facility.
     The Company is offering $20,000,000 of 8% limited recourse secured convertible subordinated notes through a private placement. As of September 30, 2005 the Company had sold a total of $11,552,000 of the notes, which are subordinated to the Company’s current and future indebtedness including the Credit Facility.
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

     The Company believes it has sufficient working capital to fund its current operations for fiscal year ending June 30, 2006 and to expand through the acquisition of new stores and other businesses. The Company’s ability to expand through the acquisition of new stores and other businesses will be dependent on its ability to have sufficient availability under its Credit Facility.
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

PART II
ITEM 5. OTHER INFORMATION
Recent Sales of Unregistered Securities
     From October 2004 through November 10, 2005 the Company sold an aggregate of $13,547,000 in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014 (the “Convertible Notes”) to one hundred sixty-one (161) individual and entity investors. Since the Company’s last report on Form 8-K dated October 27, 2005, as filed with the Securities and Exchange Commission on November 2, 2005, in which the Company disclosed the sale of $1,593,000 in original principal amount of Convertible Notes, the following Convertible Notes (totaling $422,000 in original principal amount) have been sold by the Company:

Original Issuance Date	Principal Amount
11/02/05	$100,000
11/02/05	$50,000
11/03/05	$12,000
11/04/05	$50,000
11/08/05	$25,000
11/08/05	$100,000
11/10/05	$85,000
     The Convertible Notes were sold pursuant to an ongoing private offering of up to $20,000,000 in original principal amount of Convertible Notes by the Company (the “Offering”). The Convertible Notes are being offered only to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act.
     The Convertible Notes are being offered on a best efforts basis by Massie Capital, Ltd. (the “Selling Agent”), a licensed member of the National Association of Securities Dealers, Inc. The Company will pay a commission of 9% of the selling price of the Convertible Notes to the Selling Agent. In addition to the cash commission, the Company will issue to the Selling Agent for each $10,000 in principal amount of Convertible Notes sold, 100 warrants (“Selling Agent’s Warrants”), each exercisable to purchase one share of the Company’s Common Stock at $11 per share. The Selling Agent’s Warrants will expire seven years from the date of issuance. The Selling Agent may distribute a portion of the cash commission and Selling Agent’s Warrants to soliciting broker-dealers who participate in the Offering. As of September 30, 2005 the Company had paid $1,219,230 in commissions and issued 115,520 Selling Agent’s Warrants. The Selling Agent’s Warrants are valued at $0.62 each for a total of $71,000 as of September 30, 2005. The Selling Agent has distributed a total of $857,290 in commissions and 96,472 Selling Agent’s Warrants pursuant to agreements with its soliciting broker-dealers, including $822,290 of commissions and 92,583 Selling Agent’s Warrants to Sanders Morris Harris Group, Inc., a related party.
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
     The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the 1933 Act.
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

November 14, 2005	By:	/s/ Robert W. Schleizer

Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002