Form 10QSB
period 2005-12-31
XPONENTIAL INC
filed 2006-02-15
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File No. 1-13919
Xponential, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30080
(Address of principal executive offices)
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 2,434,932 shares of Common Stock, par value $0.01 per share, outstanding as of December 31, 2005.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31 and June 30, 2005	3

	Consolidated Statements of Operations for the Six Months Ended December 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	16

Item 3	Controls and Procedures	20

PART II — OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6	Exhibits	21
Sales Contract
Stock Purchase Agreement
Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a)
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,779	$407
Accounts receivable	301	336
Pawn service charges receivable	477	541
Pawn loans	4,331	4,919
Inventories, net	5,323	4,329
Investments — marketable securities	6,727	4,677
Prepaid expenses and other current assets	263	276

Total current assets	19,201	15,485

Property and equipment, net	1,354	848
Bond issuance costs, net of amortization of $84 and $22 at December 31, 2005 and June 30, 2005, respectively	1,340	849
Investment in American IronHorse Motorcycle Company, Inc.	4,836	4,836
Other assets, net of amortization of $132 and $101 at December 31, 2005 and June 30, 2005, respectively	150	202

Total assets	$26,881	$22,220

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable	$868	$860
Accounts payable and accrued expenses	221	413
Accrued payroll and payroll taxes	148	334
Deferred revenue	96	70
Revolving credit facility	—	546

Total current liabilities	1,333	2,223

Long term notes payable:
8% limited recourse convertible notes, net of discount of $86 and $55 at December 31, 2005 and June 30, 2005, respectively	14,736	8,771
Other long term notes payable	108	294

Total long term notes payable	14,844	9,065
Commitments and contingencies
Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 971,632 shares issued at December 31, 2005 and June 30, 2005, respectively; $500,000 redeemable on April 30, 2006 is reported in current installments of notes payable as of December 31, 2005 and June 30, 2005, respectively	4,358	4,358

Total long term liabilities	19,202	13,423

Total liabilities	20,535	15,646

Stockholders’ equity:
Preferred stock — Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 issued at December 31, 2005 and June 30, 2005, respectively	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, issued 2,434,932 and 2,380,804 as of December 31, 2005 and June 30, 2005, respectively	25	24
Additional paid-in capital	5,766	5,631
Retained earnings	466	756
Accumulated other comprehensive income	124	198
Less treasury stock, at cost; 25,000 common shares at December 31, 2005 and June 30, 2005, respectively	(40)	(40)

Total stockholders’ equity	6,346	6,574

Total liabilities and stockholders’ equity	$26,881	$22,220

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004
Revenues:
Merchandise sales	$7,855	$6,494
Pawn service charges	3,130	3,142
Other	30	85

Total revenues	11,015	9,721

Cost of sales	5,840	4,749

Gross profit	5,175	4,972
Expenses:
Store operating expenses	3,075	2,860
Corporate administrative expenses	1,400	1,434
Depreciation and amortization	198	216

Total expenses	4,673	4,510

Operating income	502	462
Interest and dividend income	278	85
Interest expense including Series A preferred dividends of $121 and $134 for the six months ended December 31, 2005 and 2004, respectively	(769)	(320)
Loss on futures contracts	(473)	—
Gain on investments	180	239

Income (loss) before taxes	(282)	466
Income tax provision (benefit)	(55)	204

Net income (loss)	(227)	262
Preferred stock dividend requirement	(63)	(63)

Net income (loss) allocable to common stockholders	$(290)	$199

Income (loss) per common share (note 5):

Basic	$(0.12)	$0.08

Diluted	$(0.12)	$0.06

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	December 31, 2005	December 31, 2004
Revenues:
Merchandise sales	$4,757	$3,462
Pawn service charges	1,533	1,571
Other	26	43

Total revenues	6,316	5,076

Cost of sales	3,492	2,419

Gross profit	2,824	2,657
Expenses:
Store operating expenses	1,556	1,439
Corporate administrative expenses	704	752
Depreciation and amortization	95	107

Total expenses	2,355	2,298

Operating income	469	359
Interest and dividend income	163	44
Interest expense including Series A preferred dividends of $61 and $67 for the three months ended December 31, 2005 and 2004, respectively	(420)	(170)
Loss on futures contracts	(407)	—
Gain on investments	180	28

Income (loss) before taxes	(15)	261
Income tax provision	15	111

Net income (loss)	(30)	150
Preferred stock dividend requirement	(32)	(32)

Net income (loss) allocable to common stockholders	$(62)	$118

Income (loss) per common share (note 5):

Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.04

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(227)	$262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	198	216
Gain on sale of investments	(180)	(239)
Deferred income tax expense (benefit)	(67)	204
Non-cash interest expense	92	12
Stock-based compensation	57	—
Changes in operating assets and liabilities:
Accounts receivable	35	15
Pawn service charges receivable	64	18
Inventories, net	(994)	(550)
Prepaid expenses and other current assets	13	9
Accounts payable and accrued liabilities	(352)	(7)

Net cash used in operating activities	(1,361)	(60)

Cash flows from investing activities:
Pawn loans made	(8,747)	(7,843)
Pawn loans redeemed	3,395	3,333
Inventory acquired from loan forfeitures	5,940	4,680
Proceeds from sale of investments	1,710	1,595
Purchase of investments	(3,654)	(1,882)
Purchases of property and equipment	(677)	(174)
Other assets	—	(52)

Net cash used in investing activities	(2,033)	(343)
Cash flows from financing activities:
Borrowings on notes payable	8,675	4,669
Principal payments on notes payable	(9,399)	(4,154)
Convertible note offering proceeds	5,996	225
Convertible note offering costs	(553)	—
Sale of common stock	110	27
Dividends paid	(63)	(63)

Net cash provided by financing activities	4,766	704

Net increase in cash and cash equivalents	1,372	301
Cash and cash equivalents at beginning of period	407	206

Cash and cash equivalents at end of period	$1,779	$507

Supplemental disclosures of cash flow information -
Cash paid for interest	$733	$286

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation
     The consolidated financial statements include the accounts of Xponential, Inc., formerly PawnMart, Inc. (the “Company”), and its wholly-owned subsidiaries: Xponential Advisors, Inc. (“Advisors”), Xponential Real Estate Holdings, Inc. (“Real Estate Holdings”) and PawnMart, Inc. (“PawnMart”). All significant intercompany transactions have been eliminated.
     The Company was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of December 31, 2005 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of December 31, 2005 and 2004 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
     Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2005 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.
(2) Notes Payable
     Revolving Credit Facility-
     PawnMart currently has a revolving credit facility with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.00% (9.25 % at December 31, 2005), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At December 31, 2005, $0 was outstanding under the Credit Facility and an additional $3,450,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at December 31, 2005.
     8% Limited Recourse Convertible Notes-
     The Company is offering $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) through a private placement. As of December 31, 2005 the Company had sold a total of $14,822,000 of the Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption,

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(2) Notes Payable (continued)
also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. As of December 31, 2005, the Company had paid $1,333,980 in commissions and issued 148,220 Selling Agent’s Warrants. The Selling Agent’s warrants are valued at $0.58 each for a total of $86,035 as of December 31, 2005. Such amounts are included as a direct increase to stockholders’ equity.
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
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized $57,000 of compensation expense for options granted for the three and six month periods ended December 31, 2005 and $400 and $800 of compensation expense for options granted for the three and six month periods ended December 31, 2004, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	(249,000)	$1.02
Forfeited	(30,000)	1.00

Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding at June 30, 2005	220,000	1.13
Granted	40,000	2.90
Exercised	(5,000)	1.00
Forfeited	—	—

Exercisable at December 31, 2005	255,000	$1.41

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan (continued)
     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan as of December 31, 2005. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. A total of 49,128 shares have been issued under the Stock Purchase Plan as of December 31, 2005.
     The FASB issued SFAS No. 123(R), “Share—Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Since July 1, 2005, the Company has accounted for stock options issued under its Stock Option Plan and Stock Incentive Plan in accordance with SFAS No. 123(R) and has previously used SFAS No 123 for its stock based compensation accounting.
     In October 2005, the Company issued options to purchase 40,000 shares of the Company’s common stock to it independent directors. The options vested immediately upon issuance. The Company used the Black-Sholes option pricing model to determine the fair value of all option grants. For the three month and six month periods ended December 31, 2005, the Company recorded $57,000 for stock based compensation expense related to these options which is included in corporate administrative expense. At September 30, 2005 and December 31, 2005, there was no unrecognized compensation cost related to unvested options remaining to be recognized.
(5) Weighted Average Shares and Net Income Per Common Share
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
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended December 31, 2005 and 2004 is as follows:

	Net Loss
	Allocable to
For the Three Months Ended	Common
December 31, 2005	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(30,000)	2,406,733	$(0.01)

	Net Income
	Allocable to
For the Three Months Ended	Common
December 31, 2004	Shareholders	Shares	Per Share
Basic earnings per common share	$118,000	2,360,828	$0.05

Assuming conversion-Series B preferred stock	32,000	1,720,130
Dilutive effect of stock options	—	59,756

Diluted earnings per common share	$150,000	4,140,714	$0.04

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5) Weighted Average Shares and Net Income Per Common Share (continued)
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the six months ended December 31, 2005 and 2004 is as follows:

	Net Loss Allocable to
For the Six Months Ended	Common
December 31, 2005	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(290,000)	2,393,768	$(0.12)

	Net Income
	Allocable to
For the Six Months Ended	Common
December 31, 2004	Shareholders	Shares	Per Share
Basic earnings per common share	$199,000	2,348,983	$0.08

Assuming conversion -Series B preferred stock	63,000	1,720,130
Dilutive effect of stock options	—	29,878

Diluted earnings per common share	$262,000	4,098,991	$0.06

     Options for the purchase of 255,000 and 220,000 common shares for the three and six month periods ended December 31, 2005 and 2004, respectively, have been excluded from the computation because they are antidilutive.
(6) Investments in Marketable Securities
     Marketable securities have been categorized as available-for-sale and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.
     As of December 31, 2005 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	6,596	130	6,726

Total	$6,603	$124	$6,727

     As of June 30, 2005 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	4,472	204	4,676

Total	$4,479	$198	$4,677

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(7) Derivative Instruments
     The Company determined it would reduce its exposure to market fluctuations for gold prices in September 2005. As a result, it entered into contracts to sell gold at $528.70 per ounce in 2008. Since the Company entered into these contracts, the cumulative pretax loss on these contracts is $473,000 as the price of gold has increased. The Company accounts for these derivatives as if they are held for trading purposes thus the increases and decreases affect net earnings or loss each period.
     The Company is required to maintain a margin deposit account for these contracts and has deposited $960,000 since September 2005 of which $487,000 is available to withdraw and is included in the Company’s cash balances as of December 31, 2005.
(8) Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	December 31, 2005	December 31, 2004
Net income (loss)	$(30)	$150
Unrealized gain (loss) from available for sale securities	120	(106)
Reclassification of realized gain (loss) included in net income	(180)	(28)
Effect of income tax	20	46

Comprehensive income loss	$(70)	$62

	For the Six Month	For the Six Month
	Period Ended	Period Ended
(in thousands)	December 31, 2005	December 31, 2004
Net income (loss)	$(227)	$262
Unrealized gain from available for sale securities	106	157
Reclassification of realized gain included in net income	(180)	(239)
Effect of income tax	25	28

Comprehensive income (loss)	$(276)	$208

(9) Investment in American IronHorse Motorcycle Company, Inc.
     The Company has invested $4,836,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) common stock as of December 31, 2005. The Company owns 14.30% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method. It is possible the Company may increase its investment in American IronHorse which could result in the requirement to use the equity method of accounting.
     American IronHorse is a privately-owned company and has not reported any financial information for the year ended December 31, 2005. Following is a summary of the unaudited financial information for American IronHorse as of September 30, 2005 and December 31, 2004:

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Investment in American Iron Horse Motorcycle Company, Inc. (continued)

	As of	As of
	September 30, 2005	December 31, 2004
(in thousands)	(Unaudited)	(Unaudited)
Current assets	$39,971	$30,039

Current liabilities	22,616	14,207

Total assets	$44,559	$34,555
Total liabilities	31,996	25,358

Stockholders’ equity	$12,563	$9,197

	For the	For the
	Year Ended	Year Ended
(in thousands)	December 31, 2005	December 31, 2004
Total revenue	$82,294	$65,019

Net income (loss)	$3,350	$(1,247)

(10) Operating Segment Information
     The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services. PawnMart operates 26 pawn shops in Georgia and North Carolina. Advisors provided management and advisory services to American IronHorse through March 31, 2005 and directs the investment of the Company’s available funds in marketable securities and other investment opportunities.
     Operating segment data for the six months ended December 31, 2005 and 2004 is set forth below (in thousands):

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Three Months Ended December 31, 2005	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$4,757	—	4,757
Pawn service charges and related fee income	1,533	—	1,533
Other Income	26		26

Total Revenue	6,316	—	6,316

Expenses:
Cost of sales	3,492	—	3,492
Store operating expenses	1,556	—	1,556
Corporate administrative expenses	472	232	704
Depreciation and amortization	90	5	95

Operating income (loss)	706	(237)	469

Interest and dividend income	1	162	163
Interest expense	(49)	(371)	(420)
Loss on change of futures contracts value	(407)	—	(407)
Gain on sale of marketable securities		180	180

Net income (loss) before taxes	$251	(266)	(15)

Total Assets	$12,578	$14,303	$26,881

		Investment,
	Pawn	Management and
Three Months Ended December 31, 2004	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,462	$—	$3,462
Pawn service charges and related fee income	1,571	—	1,571

Total Revenue	5,033	43	5,076

Expenses:
Cost of sales	2,419	—	2,419
Store operating expenses	1,439	—	1,439
Corporate administrative expenses	511	241	752
Depreciation and amortization	106	1	107

Operating income (loss)	558	(199)	359

Interest and dividend income	1	43	44
Interest expense	(86)	(84)	(170)
Loss on change of futures contracts value	—	—	—
Gain on sale of marketable securities	—	28	28

Net income (loss) before taxes	$473	$(212)	$261

Total Assets	$9,735	$6,900	$16,635

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Six Months Ended December 31, 2005	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$7,855	$—	$7,855
Pawn service charges and related fee income	3,130	—	3,130
Other	30		30
Total Revenue	11,015	—	11,015

Expenses:
Cost of sales	5,840	—	5,840
Store operating expenses	3,075	—	3,075
Corporate administrative expenses	946	454	1,400
Depreciation and amortization	193	5	198

Operating income (loss)	961	(459)	502

Interest and dividend income	1	277	278
Interest expense	(102)	(667)	(769)
Loss on change of futures contracts value	(473)	—	(473)
Gain on sale of marketable securities		180	180

Net income (loss) before taxes	$387	$(669)	$(282)

Total Assets	$12,578	$14,303	$26,881

		Investment,
	Pawn	Management and
Six Months Ended December 31, 2004	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$6,494	$—	$6,494
Pawn service charges and related fee income	3,142	—	3,142
Management advisory and related fee income	—	85	85

Total Revenue	9,636	85	9,721

Expenses:
Cost of sales	4,749	—	4,749
Store operating expenses	2,860	—	2,860
Corporate administrative expenses	934	500	1,434
Depreciation and amortization	216	—	216

Operating income (loss)	877	(415)	462

Interest and dividend income	2	83	85
Interest expense	(158)	(162)	(320)
Gain on sale of marketable securities	—	239	239

Net income (loss) before taxes	$721	$(255)	$466

Total Assets	$9,735	$6,900	$16,635

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11) Subsequent Events
     On January 6, 2006 the Company acquired an additional 190,000 shares of American IronHorse common stock in a private transaction with a former officer and director of American IronHorse at $8.50 per share, for a total consideration of $1,615,000. The purchase price was paid partly in cash and partly by the delivery by the Company of a three-year unsecured promissory note in the amount of $967,944 providing for monthly payments of principal and interest (at 7.25% per annum) of $29,908. The amount of the purchase price is subject to increase to $10.00 per share (for a total consideration of $1,900,000) and the promissory note is subject to acceleration under certain circumstances. The acquisition increases the holdings of the Company and its wholly-owned subsidiary, Advisors, to 988,659 shares, or 17.7% of the common stock outstanding. The Company also owns a warrant to purchase an additional 100,000 shares at $15 per share.
     On January 6, 2006 the Company’s wholly-owned subsidiary, Real Estate Holdings, purchased land and a building located in Atlanta, Georgia occupied by one of the pawnshops operated by PawnMart for a total consideration of $875,000. The purchase price was paid partly in cash and partly by the delivery by Real Estate Holdings of a two-year secured promissory note in the amount of $625,000 providing for minimum monthly interest payments of $5,008 with the entire amount of principal plus unpaid interest due at maturity. Interest accrues at prime plus 2% and is adjustable as the prime rate changes. The note is secured by the acquired real estate.

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
     The Company also has invested in common stock of American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At December 31, 2005 the Company and its wholly-owned subsidiary, Advisors, collectively owned 798,659 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 14.31% of the outstanding common stock of American IronHorse (which would be reduced to 11.31% assuming conversion and exercise of all outstanding convertible securities). On January 6, 2006 the Company acquired an additional 190,000 shares of American IronHorse common stock in a private transaction with a former officer and director of American IronHorse at $8.50 per share, for a total consideration of $1,615,000. The amount of the purchase price is subject to increase to $10.00 per share (for a total consideration of $1,900,000 under certain circumstances. The acquisition increases the holdings of the Company and its wholly-owned subsidiary, Advisors, to 988,659 shares, or 17.71% of the common stock outstanding. The Company also owns a warrant to purchase an additional 100,000 shares at $15 per share.
     At December 31, 2005 directors and officers of the Company, directly and through affiliates, collectively owned an additional 967,262 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 39,166 shares of common stock of American IronHorse), or 17.33%, of the outstanding common stock of American IronHorse (which would be reduced to 15.29% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Jeffrey Cummer, Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd. and Sanders Morris Harris Group Inc. Mr. Moyers is also chairman of the board of directors of American IronHorse.
     The Company also provided management advisory services in conjunction with its financing and investments in American IronHorse. Advisors was paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Robert W. Schleizer up to a maximum of 24 hours per week. The advisory role of Mr. Schleizer with American IronHorse ended on March 31, 2005.
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
     Selected elements of the Company’s unaudited statements of operations are shown below for the six months ended December 31, 2005 and December 31, 2004 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005.

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Merchandise sales	75.3%	68.2%	71.3	66.8
Pawn service charges and related fee income	24.3	30.9	28.4	32.3
Management advisory fees and related fee income	0.4	0.9	0.3	0.9

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	55.3	47.7	53.0	48.9
Store operating expenses	24.6	28.3	27.9	29.4
Corporate administrative expenses	11.2	14.8	12.7	14.8
Depreciation and amortization	1.5	2.1	1.8	2.2

Operating income	7.4	7.1	4.6	4.7
Interest and dividend income	2.6	0.9	2.5	0.9
Interest expense	(6.6)	(3.3)	(7.0)	(3.3)
(Loss) on futures contracts	(6.4)	—	(4.3)	—
Gain on sale of marketable securities	2.8	0.6	1.6	2.5

Net income (loss) before income taxes	(0.2)	5.1	(2.6)	4.8
Income tax benefit (provision)	(0.2)	(2.2)	0.5	(2.1)

Net income (loss)	(0.5)%	3.0%	(2.1)%	2.7%

RESULTS OF OPERATIONS
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Total revenues increased 24.4% to $6,316,000 during the three months ended December 31, 2005 (the “Three Month 2006 Period”) as compared to $5,076,000 during the three months ended December 31, 2004 (the “Three Month 2005 Period”). The overall increase was attributable primarily to jewelry scrap sales of $1,848,000 during the Three Month 2006 Period compared to $172,000 for the comparable Three Month 2005 Period.
     Merchandise sales increased $1,260,000 to $4,757,000 or 37.4% during the Three Month 2006 Period from $3,462,000 during the Three Month 2005 Period primarily due to the increased jewelry scrap sales during the Three Month 2006 Period. Merchandise sales in the stores experienced a net decrease in sales of $382,000 or 11.6%, primarily due to lower jewelry sales of $340,000 attributable to the Company’s change in the procedures in the Three Month 2006 Period where sales to wholesalers at the store level were discontinued while the Company expanded its jewelry inventory and executed an increase in retail prices for jewelry in its stores to increase profit margins. Jewelry scrap sales totaled $1,848,000 during the Three Month 2006 Period compared to $172,000 during the Three Month 2005 Period. The Company liquidated excess jewelry inventory to take advantage of the increase in the price of gold. The Company also reported decreased car sales of $36,000 due to the decrease in sales of repossessed cars attributable to the decrease in outstanding car title loans.
     Pawn service charges decreased $39,000 or 2.5% to $1,532,000 during the Three Month 2006 Period from $1,571,000 during the Three Month 2005 Period primarily due to decreased pawn service charges on car loans, which decreased to $284,000 during the Three Month 2005 Period compared to $372,000 during the Three Month 2004 Period due to a change in advance rates on car title loans.
     Cost of sales increased $1,072,000 to $3,492,000 or 44.4% during the Three Month 2006 Period from $2,419,000 during the Three Month 2005 Period primarily due to increased jewelry scrap sales. Cost of sales as a percent of total revenue increased to 55.3% during the Three Month 2006 Period as compared to 47.7% for the Three Month 2005 Period primarily due to higher jewelry scrap sales and related cost of sales during the Three Month 2006 Period. The following table summarizes the profit realized from merchandise sold and jewelry scrap and the effect on gross profit:

	For the Three Months Ended
	December 31, 2005			December 31, 2004
(In thousands)	Merchandise	Jewelry Scrap	Total	Merchandise	Jewelry Scrap	Total
Sales	$2,909	$1,848	$4,757	$3,290	$172	$3,462
Pawn Service Charges and Other Income	—	—	1,559	—	—	1,614

Total Revenue	2,909	1,848	6,316	3,290	172	5,076

Cost of Sales	2,139	1,353	3,492	2,331	88	2,419

Gross Profit	$769	$495	$2,824	$959	$84	$2,657

Profit Margin	26.4%	26.8%	44.7%	29.2%	48.7%	52.3%

     Store operating expenses increased $117,000 or 8.1% to $1,556,000 for the Three Month 2006 Period from $1,439,000 during the Three Month 2005 Period primarily due to increased personnel, advertising and utility expenses. On a Comparable Store basis, store operating expenses were 24.6% of total revenues during the Three Month 2006 Period compared to 28.3% of total revenues during the Three Month 2005 Period primarily due to the effect of increased jewelry scrap sales. Excluding the effect of the jewelry scrap sales, store operating expenses increased to 35.0% of merchandise sales and pawn service charge revenues for the Three Month 2006 Period as compared to 29.8% for the Three Month 2005 Period.
     Corporate administrative expenses decreased 6.4% to $704,000 during the Three Month 2006 Period from $749,000 during the Three Month 2005 Period primarily due to reduced personnel costs of $85,000. Corporate administrative expenses decreased to 11.1% of total revenues during the Three Month 2006 Period as compared to 14.8% during the Three Month 2005 Period primarily due to the effect of increased jewelry scrap sales.
     Interest expense increased $250,000 to $420,000 during the Three Month 2006 Period as compared to $170,000 during the Three Month 2005 Period primarily due to interest expense of $267,000 related to the $14,822,000 8% limited recourse notes outstanding as of December 31, 2005.
     Interest and dividend income for the Three Month 2006 Period increased $120,000 due primarily to an increase in investments generating interest and dividend income.
     The Company also recorded a loss of $407,000 on open gold futures contracts during the Three Month 2006 Period. The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528 per ounce which will allow the Company to consistently lend on jewelry pawn loans.
     The Company recognized income tax expense of $15,000 and $111,000 during the Three Month 2006 Period and Three Month 2005 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy which is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
     Total revenues increased 13.3% to $11,015,000 during the six months ended December 31, 2005 (the “Six Month 2006 Period”) as compared to $9,721,000 during the six months ended December 31, 2004 (the “Six Month 2005 Period”). The overall increase was attributable primarily to increases in jewelry scrap sales of $1,827,000.
     Merchandise sales increased $1,361,000 or 21.0% to $7,855,000 during the Six Month 2006 Period from $6,494,000 during the Six Month 2005 Period primarily due to increased jewelry scrap sales. Merchandise sales in the stores experienced a net decrease in sales of $467,000 or 7.7%, primarily due to lower jewelry sales of $437,000 attributable to the Company’s change in the procedures in the Six Month 2006 Period where sales to wholesalers at the store level were discontinued while the Company expanded its jewelry inventory. The Company also implemented an increase in retail jewelry prices the stores to increase profit margins which negatively impacted retail sales. Jewelry scrap sales totaled $2,250,000 during the Six Month 2006 Period compared to $423,000 during the Six Month 2005 Period as the Company liquidated excess jewelry inventory to take advantage of the increase in the price of gold. The Company also reported decreased car sales of $87,000 due to the decrease in sales of repossessed cars attributable to the decrease in outstanding car title loans.
     Pawn service charges decreased $12,000 or 0.4% to $3,130,000 during the Six Month 2006 Period from $3,142,000 during the Six Month 2005 Period primarily due to decreased pawn service charges on car loans, which decreased to $577,000 during the Six Month 2006 Period compared to $768,000 during the Six Month 2005 Period due to a change in advance rates on car title loans.
     Cost of sales increased $1,091,000 to $5,840,000 or 23.0% during the Six Month 2006 Period from $4,749,000 during the Six Month 2005 Period primarily due to increased jewelry scrap sales. Cost of sales as a percent of total revenue increased to 53.0% during the Six Month 2006 Period as compared to 48.9% for the Six Month 2005 Period primarily due to the higher costs of jewelry scrap sales. The following table summarizes the profit realized from merchandise sold and jewelry scrap:

	For the Six Months Ended
	December 31, 2005			December 31, 2004
(In thousands)	Merchandise	Jewelry Scrap	Total	Merchandise	Jewelry Scrap	Total

Sales	$5,605	$2,250	$7,855	$6,071	$423	$6,494
Pawn Service Charges and Other Income	—	—	3,160	—	—	3,217

Total Revenue	5,605	2,250	11,015	6,071	423	9,721

Cost of Sales	4,216	1,624	5,840	4,467	332	4,749

Gross Profit	$1,389	$626	$5,175	$1,604	$91	$4,972

Profit Margin	24.8%	27.8%	47.0%	26.4%	21.5%	51.1%

     Store operating expenses increased $214,000 or 7.5% to $3,075,000 for the Six Month 2006 Period from $2,860,000 during the Six Month 2005 Period primarily due to increased personnel expenses of $99,000 and increased occupancy expense of $73,000.
     Corporate administrative expenses decreased 2.2% to $1,400,000 during the Six Month 2006 Period from $1,434,000 during the Six Month 2005 Period primarily due reduced personnel costs. Corporate administrative expenses decreased to 12.7% of total revenues during the Six Month 2006 Period as compared to 14.8% during the Six Month 2005 Period primarily due to the effect of the increased jewelry scrap sales.
     Interest expense increased $449,000 to $769,000 during the Six Month 2006 Period as compared $320,000 during the Six Month 2005 Period primarily due to increased interest expense of $466,000 related to the $14,822,000 8% limited recourse notes payable outstanding as of December 31, 2005.
     Interest and dividend income for the Six Month 2006 Period increased $449,000 due primarily to income earned on the increase in investments generating interest and dividend income.
     The Company also recorded a loss of $473,000 on open gold futures contracts during the Six Month 2006 Period.
     The Company recorded a $180,000 gain on the sale of securities during the Three Month 2006 Period compared to $239,000 during the Three Month 2005 Period.
     The Company recognized income tax benefit (expense) of $55,000 and $(204,000) during the Six Month 2006 Period and Six Month 2005 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of 8% limited recourse convertible notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of December 31, 2005. During the Six Month 2006 Period the Company paid fees associated with the Credit Facility totaling $18,000.
     As of December 31, 2005 the Company’s sources of liquidity were $1,779,000 in cash and cash equivalents, $301,000 in trade accounts receivable, $477,000 in pawn service charges receivable, $4,331,000 in pawn loan receivables, $5,323,000 in inventories and $6,727,000 in marketable securities. The Company had $3,450,000 available to borrow under the Credit Facility.
     The Company is offering $20,000,000 of 8% limited recourse secured convertible subordinated notes through a private placement. As of December 31, 2005 the Company had sold a total of $14,822,000 of the notes, which are subordinated to the Company’s current and future indebtedness including the Credit Facility.
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
     The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company in amounts of at least $500,000 per year. The first redemption occurred on April 30, 2005. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.
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

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     An annual meeting of the stockholders of the Company was held on November 18, 2005. At that meeting the following matters were submitted to a vote of the stockholders:
     The holders of shares of Common Stock are entitled to elect three members of the Board of Directors of the Company. Management’s three Common Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 1,647,495 shares of Common Stock present in person or presented by proxy at the meeting, the number of shares of Common Stock voted for, and the number of shares of Common Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Common Stock nominees:

	Shares Voted	Shares as to Which Voting
Name	For Election	Authority Withheld
Carroll Dawson	1,634,371	13,124
James R. Richards	1,634,371	13,124
Robert W. Schleizer	1,634,371	13,124
     The holders of shares of Series B Preferred Stock are entitled to elect four members of the Board of Directors of the Company. Management’s four Series B Preferred Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 438,142 shares of Series B Preferred Stock present in person or presented by proxy at the meeting, the number of shares of Series B Preferred Stock voted for, and the number of shares of Series B Preferred Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Series B Preferred Stock nominees:

	Shares Voted	Shares as to Which Voting
Name	For Election	Authority Withheld
J. Robert Collins	438,142	0
Jeffrey A. Cummer	438,142	0
Dwayne A. Moyers	432,750	5,392
John H. Wilson	438,142	0
     A proposal to approve the Company’s 2005 Stock Purchase Plan was approved. Of the 1,647,495 shares of Common Stock and 438,142 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 2,237,908 shares were voted for the proposal, 80,144 shares were voted against the proposal, and 46,415 shares abstained from voting with respect to the proposal.
     A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended June 30, 2006 was approved. Of the 1,647,495 shares of Common Stock and 438,142 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 3,119,178 shares were voted for the proposal, 10,564 shares were voted against the proposal, and 24,961 shares abstained from voting with respect to the proposal.
ITEM 6. EXHIBITS

Number	Description
10.1	Sales Contract between Xponential Real Estate Holdings, Inc. as buyer and Bradford, Bradford & Williams as seller, dated November 23, 2005; Warranty Deed dated December 30, 2005; Purchase Money Deed to Secure Debt, Assignment and Security Agreement between dated December 30, 2005; and Purchase Money Note in the original principal amount of $625,000 with Xponential Real Estate Holdings, Inc. as borrower and Bradford, Williams and Williams as lender, dated December 30, 2005 *

10.2	Stock Purchase Agreement by and between Slammer Partners L.P., a Texas limited partnership, as seller, Tim D. Edmondson, as the general partner of seller, and Xponential, Inc., as buyer, dated January 6, 2006; and Promissory Note in the original principal amount of $967,944.42 payable by Xponential, Inc. to Slammer Partners, L.P., dated January 6, 1006 *

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)

February 15, 2006	By:	/s/ Robert W. Schleizer

Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Sales Contract between Xponential Real Estate Holdings, Inc. as buyer and Bradford, Bradford & Williams as seller, dated November 23, 2005; Warranty Deed dated December 30, 2005; Purchase Money Deed to Secure Debt, Assignment and Security Agreement between dated December 30, 2005; and Purchase Money Note in the original principal amount of $625,000 with Xponential Real Estate Holdings, Inc. as borrower and Bradford, Williams and Williams as lender, dated December 30, 2005

10.2	Stock Purchase Agreement by and between Slammer Partners L.P., a Texas limited partnership, as seller, Tim D. Edmondson, as the general partner of seller, and Xponential, Inc., as buyer, dated January 6, 2006; and Promissory Note in the original principal amount of $967,944.42 payable by Xponential, Inc. to Slammer Partners, L.P., dated January 6, 1006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002