Form 10QSB
period 2006-03-31
XPONENTIAL INC
filed 2006-05-17
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to ______.
Commission File No. 1-13919
Xponential, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30080
(Address of principal executive offices)
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The Company has 2,491,014 shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,223	$407
Accounts receivable	689	336
Pawn service charges receivable	394	541
Pawn loans	3,577	4,919
Inventories, net	5,421	4,329
Investments — marketable securities	10,606	4,677
Prepaid expenses and other current assets	248	276

Total current assets	22,158	15,485

Property and equipment, net	2,334	848
Bond issuance costs, net of amortization of $128 and $22 at March 31, 2006 and June 30, 2005, respectively	1,696	849
Investment in American IronHorse Motorcycle Company, Inc.	6,451	4,836
Other assets, net of amortization of $147 and $101 at March 31, 2006 and June 30, 2005, respectively	163	202

Total assets	$32,802	$22,220

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable	$1,134	$860
Accounts payable and accrued expenses	278	413
Accrued payroll and payroll taxes	226	334
Deferred revenue	132	70
Revolving credit facility	—	546

Total current liabilities	1,770	2,223

Long term notes payable:
8% limited recourse convertible notes, net of discount of $120 and $55 at March 31, 2006 and June 30, 2005, respectively	19,171	8,771
Other long term notes payable	1,301	294

Total long term notes payable	20,472	9,065
Commitments and contingencies
Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 971,632 shares issued at March 31, 2006 and June 30, 2005, respectively; $500,000 redeemable on April 30, 2006 is reported in current installments of notes payable as of March 31, 2006 and June 30, 2005, respectively.	4,358	4,358

Total long term liabilities	24,830	13,423

Total liabilities	26,600	15,646

Stockholders’ equity:
Preferred stock — Series B; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 shares issued at March 31, 2006 and June 30, 2005, respectively	5	5
Common stock $0.01 par value; authorized 10,000,000 shares, 2,491,014 and 2,380,804 shares issued at March 31, 2006 and June 30, 2005, respectively.	25	24
Additional paid-in capital	5,945	5,631
Retained earnings (deficit)	(72)	756
Accumulated other comprehensive income	339	198
Less treasury stock, at cost; 25,000 common shares at March 31, 2006 and June 30, 2005, respectively	(40)	(40)

Total stockholders’ equity	6,202	6,574

Total liabilities and stockholders’ equity	$32,802	$22,220

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands, except per share data)	March 31, 2006	March 31, 2005
Revenues:
Merchandise sales	$11,513	$9,807
Pawn service charges	4,634	4,635
Management advisory and related fee income	—	128
Other	30	—

Total revenues	16,177	14,570

Cost of sales	8,271	7,208

Gross profit	7,906	7,362
Expenses:
Store operating expenses	4,666	4,267
Corporate administrative expenses	2,142	2,198
Depreciation and amortization	291	324

Total expenses	7,099	6,789

Operating income	807	573
Interest and dividend income	478	131
Interest expense including Series A preferred dividends of $182 and $201 for the nine months ended March 31, 2006 and 2005, respectively	(1,288)	(494)
Loss on futures contracts	(936)	—
Gain on sale of investments	219	317

Income (loss) before taxes	(720)	527
Income tax provision	14	247

Net income (loss)	(734)	280
Preferred stock dividend requirement	(94)	(94)

Net income (loss) allocable to common stockholders	$(828)	$186

Income (loss) per common share :
Basic	$(0.34)	$0.08

Diluted	$(0.34)	$0.07

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except per share data)	March 31, 2006	March 31, 2005
Revenues:
Merchandise sales	$3,664	$3,313
Pawn service charges	1,499	1,493
Management advisory and related fee income	—	43

Total revenues	5,163	4,849

Cost of sales	2,431	2,459

Gross profit	2,732	2,390
Expenses:
Store operating expenses	1,591	1,407
Corporate administrative expenses	742	764
Depreciation and amortization	93	108

Total expenses	2,426	2,279

Operating income	306	111
Interest and dividend income	200	46
Interest expense including Series A preferred dividends of $61 and $67 for the three months ended March 31, 2006 and 2005, respectively	(520)	(174)
Loss on futures contracts	(463)	—
Gain on sale of investments	38	78

Income (loss) before taxes	(439)	61
Income tax provision	68	43

Net income (loss)	(507)	18
Preferred stock dividend requirement	(31)	(31)

Net loss allocable to common stockholders	$(538)	$(13)

Loss per common share :

Basic	$(0.22)	$(0.01)

Diluted	$(0.22)	$(0.01)

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(734)	$280
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	292	324
Gain on sale of investments	(219)	(317)
Deferred income tax expense	—	247
Non-cash interest expense	152	—
Non-cash compensation expense	64	—
Changes in operating assets and liabilities:
Accounts receivable	(353)	6
Pawn service charges receivable	147	55
Inventories, net	(1,092)	(517)
Prepaid expenses and other current assets	28	41
Accounts payable and accrued liabilities	(181)	35

Net cash used in operating activities	(1,896)	154

Cash flows from investing activities:
Pawn loans made	(12,153)	(11,533)
Pawn loans redeemed	5,411	5,273
Inventories acquired from loan forfeitures	8,084	6,767
Proceeds from sale of investments	2,178	2,049
Purchase of investments	(9,363)	(2,926)
Purchases of property and equipment, net	(1,743)	(302)
Other assets	(32)	(369)

Net cash used in investing activities	(7,618)	(1,041)
Cash flows from financing activities:
Borrowings on notes payable	13,943	10,698
Principal payments on notes payable	(13,208)	(8,499)
Convertible note offering proceeds, net	9,503	—
Sale of common stock	186	62
Dividends paid	(94)	(94)

Net cash provided by financing activities	10,330	2,167

Net increase in cash and cash equivalents	816	1,280
Cash and cash equivalents at beginning of period	407	206

Cash and cash equivalents at end of period	$1,223	$1,487

Supplemental disclosures of cash flow information — Cash paid for interest	$1,288	$456

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
     The Company was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of March 31, 2006 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of March 31, 2006 and 2005 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
     Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2005 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.
(2) Notes Payable
Revolving Credit Facility-
     PawnMart currently has a revolving credit facility with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.0% (9.5 % at March 31, 2006, and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At March 31, 2006, $0 was outstanding under the Credit Facility and an additional $2,900,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at March 31, 2006.
8% Limited Recourse Convertible Notes-
     The Company is offering $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) through a private placement. As of March 31, 2006 the Company had sold a total of $19,282,000 of the Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(2) Notes Payable (continued)
exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. As of March 31, 2006, the Company had paid $1,735,380 in commissions and issued 192,820 Selling Agent’s Warrants. The Selling Agent’s warrants are valued at $0.58 each for a total of $111,422 as of March 31, 2006. Such amounts are included as a direct increase to stockholders’ equity.
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
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized $57,000 of compensation expense for options granted for the three and nine month periods ended March 31, 2006 and $400 $1,200 of compensation expense for options granted for the three and nine month periods ended March 31, 2005, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of Options	Exercise Price
Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60
Exercised	(249,000)	$1.02
Forfeited	(30,000)	1.00

Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding at June 30, 2005	220,000	1.13
Granted	40,000	2.90
Exercised	(40,000)	1.00
Forfeited	—	—

Exercisable and outstanding at March 31, 2006	220,000	$1.35

     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan (continued)
outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan as of March 31, 2006. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows employees and director to purchase common stock at discount of 15% to the fair market price. The Company recognized $7,000 in compensation expense for the three and nine month periods ended March 31, 2006 for common stock purchases pursuant to the Stock Purchase Plan.
     The FASB issued SFAS No. 123(R), “Share–Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Since July 1, 2005, the Company has accounted for stock options issued under its Stock Option Plan and Stock Incentive Plan in accordance with SFAS No. 123(R) and has previously used SFAS No 123 for its stock based compensation accounting.
     In October 2005, the Company issued options to purchase 40,000 shares of the Company’s common stock to its independent directors. The options vested immediately upon issuance. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. Implementation of the Black-Scholes option pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had the Company used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. The Company must also apply judgment in developing an expectation of awards of stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
     For the three month and nine month periods ended March 31, 2006 the Company recorded $57,000 for stock based compensation expense related to these options which is included in corporate administrative expense. At March 31, 2006 there was no unrecognized compensation cost related to unvested options remaining to be recognized.
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
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 is as follows:

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5) Weighted Average Shares and Net Income Per Common Share (continued)

	Net Loss
	Allocable to
For the Three Months Ended	Common
March 31, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(538,000)	2,455,888	$(0.22)

	Net Income
	Allocable to
For the Three Months Ended	Common
March 31, 2005	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(13,000)	2,368,153	$(0.01)

The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the nine months ended March 31, 2006 and 2005 is as follows:

	Net Loss
	Allocable to
For the Nine Months Ended	Common
March 31, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(828,000)	2,414,191	$(0.34)

	Net Income
	Allocable to
For the Nine Months Ended	Common
March 31, 2005	Shareholders	Shares	Per Share
Basic earnings per common share	$186,000	2,356,614	$0.08

Assuming conversion -Series B preferred stock	94,000	1,720,130
Dilutive effect of stock options	—	73,095

Diluted earnings per common share	$280,000	4,149,839	$0.07

     Options for the purchase of 220,000 common shares for the three and nine month periods ended March 31, 2006 and options for the purchase of 220,000 common shares for the three month period ended March 31, 2005 have been excluded from the computation because they are antidilutive. For the nine month period ended March 31, 2005, the exercisable stock options were dilutive as the market value of the Company’s common shares exceeded the exercise price for the outstanding options.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     As of March 31, 2006 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$56	$(6)	$50
Bonds	10,213	343	10,556

Total	$10,269	$337	$10,606

     As of June 30, 2005 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks	$7	$(6)	$1
Bonds	4,472	204	4,676

Total	$4,479	$198	$4,677

(7) Derivative Instruments
     The Company determined it would reduce its exposure to market fluctuations for gold prices in September 2005. As a result, it entered into contracts to sell gold at $528.70 per ounce in 2008. Since the Company entered into these contracts, the cumulative pretax loss on these contracts is $936,000 as the price of gold has increased. The Company accounts for these derivatives as if they are held for trading purposes thus the increases and decreases affect net earnings or loss each period.
     The Company is required to maintain a margin deposit account for these contracts and has deposited $1,760,000 since September 2005 of which $833,000 is available to withdraw and is included in the Company’s cash balances as of March 31, 2006.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8) Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	March 31, 2006	March 31, 2005
Net income (loss)	$(507)	$18
Unrealized gain (loss) from available for sale securities	215	(170)
Reclassification of realized gain included in net income	(38)	(157)
Effect of income tax	—	111

Comprehensive loss	$(330)	$(198)

	For the Nine Month	For the Nine Month
	Period Ended	Period Ended
(in thousands)	March 31, 2006	March 31, 2005
Net income (loss)	$(734)	$280
Unrealized gain from available for sale securities	141	(252)
Reclassification of realized (gain) loss included in net income	50	(346)
Effect of income tax	—	203

Comprehensive income (loss)	$(543)	$(115)

(9) Investment in American IronHorse Motorcycle Company, Inc.
     The Company has invested $6,478,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) common stock as of March 31, 2006. The Company owns 17.69% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method. It is possible the Company may increase its investment in American IronHorse which could result in the requirement to use the equity method of accounting.
     American IronHorse is a privately-owned company. Following is a summary of the financial information for American IronHorse as of March 31, 2006 (unaudited) and December 31, 2005:

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Investment in American IronHorse Motorcycle Company, Inc. (continued)

	As of	As of
(in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets	$38,207	$37,358

Current liabilities	$30,843	$28,120

Total assets	$42,362	41,663
Total liabilities	30,978	28,291

Stockholders’ equity	$11,384	13,371

	For the Three	For the
	Months Ended	Year Ended
(in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Total revenue	$11,988	$96,802

Net income (loss)	$(1,987)	$2,524

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
     Operating segment data for the three and nine months ended March 31, 2006 and 2005 is set forth below (in thousands):

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Three Months Ended March 31, 2006	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,664	$—	$3,664
Pawn service charges and related fee income	1,499	—	1,499
Other Income	—	—	—

Total Revenue	5,163	—	5,163

Expenses:
Cost of sales	2,431	—	2,431
Store operating expenses	1,618	(27)	1,591
Corporate administrative expenses	513	229	742
Depreciation and amortization	83	10	93

Operating income (loss)	518	(212)	306

Interest and dividend income	4	196	200
Interest expense	(30)	(490)	(520)
Loss on change of futures contracts value	(463)	—	(463)
Gain on sale of investments	—	38	38

Net income (loss) before taxes	$29	$(468)	$(439)

Total Assets	$11,759	$21,043	$32,802

		Investment,
	Pawn	Management and
Three Months Ended March 31, 2005	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,313	$—	$3,313
Pawn service charges and related fee income	1,493	—	1,493
Management advisory and related fee income	—	43	43

Total Revenue	4,806	43	4,849

Expenses:
Cost of sales	2,459	—	2,459
Store operating expenses	1,407	—	1,407
Corporate administrative expenses	465	299	764
Depreciation and amortization	103	5	108

Operating income (loss)	372	(261)	111

Interest and dividend income	1	45	46
Interest expense	(75)	(99)	(174)
Gain on sale of investments	—	78	78

Net income (loss) before taxes	$298	$(237)	$61

Total Assets	$9,348	$8,806	$18,154

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Nine Months Ended March 31, 2006	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$11,513	$—	$11,513
Pawn service charges and related fee income	4,634	—	4,634
Other	30	—	30

Total Revenue	16,177	—	16,177

Expenses:
Cost of sales	8,271	—	8,271
Store operating expenses	4,693	(27)	4,666
Corporate administrative expenses	1,459	683	2,142
Depreciation and amortization	276	15	291

Operating income (loss)	1,478	(671)	807

Interest and dividend income	6	472	478
Interest expense	(133)	(1,155)	(1,288)
Loss on change of futures contracts value	(936)	—	(936)
Gain on sale of investments	—	219	219

Net income (loss) before taxes	$415	$(1,135)	$(720)

Total Assets	$11,759	$21,043	$32,802

		Investment,
	Pawn	Management and
Nine Months Ended March 31, 2005	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$9,807	$—	$9,807
Pawn service charges and related fee income	4,635	—	4,635
Management advisory and related fee income	—	128	128

Total Revenue	14,442	128	14,570

Expenses:
Cost of sales	7,208	—	7,208
Store operating expenses	4,267	—	4,267
Corporate administrative expenses	1,398	800	2,198
Depreciation and amortization	319	5	324

Operating income (loss)	1,250	(677)	573

Interest and dividend income	2	129	131
Interest expense	(233)	(261)	(494)
Gain on sale of investments	—	317	317

Net income (loss) before taxes	$1,019	$(492)	$527

Total Assets	$9,348	$8,806	$18,154

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11) Subsequent Events
  Loan to American IronHorse
     On April 3, 2006 the Company loaned $900,000 to American IronHorse primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006.
     The loan to American IronHorse is payable on demand, and in the absence of a demand, on March 31, 2007, bears interest at 12% per annum, is unsecured, and subordinated to the indebtedness of American IronHorse to its lender, Textron Financial Corporation (“Textron”). So long as there is no default under the Textron loan documents, American IronHorse is permitted to make monthly payments of interest to the Company. Principal reduction payments of any kind, however, are only permitted out of cash proceeds from a recapitalization of American IronHorse involving the public or private sale or issuance of stocks, bonds, debentures, notes or other equity or debt securities of American IronHorse. In consideration for the loan, the Company received an $18,000 origination fee and a warrant to purchase 90,000 shares of common stock of American IronHorse at a price not to exceed $10.00 per share. American IronHorse is a Texas corporation located in Fort Worth, Texas that manufactures specialty motorcycles.
     At April 3, 2006, after giving effect to the $900,000 loan, the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively own 988,659 shares of common stock of American IronHorse or 17.69% of the outstanding common stock of American IronHorse. The Company also owns warrants to purchase 190,000 shares of common stock of American IronHorse, 100,000 at $15.00 per share and 90,000 at a price not to exceed $10.00 per share.
     Dwayne A Moyers is Chief Executive Officer and Chairman of the Board of the Company and Xponential Advisors, Inc. and also serves as Chairman of the Board of American IronHorse.
  Tender Offer
     On April 25, 2006 the Company announced that its Board of Directors approved a tender offer for the purchase of up to 3,000,000 shares of common stock of Integrity Mutual Funds, Inc., a North Dakota corporation, at a purchase price of $0.40 per share. The tender offer commenced on April 25, 2006 and is due to expire on May 23, 2006.

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
     The Company also has invested in common stock of American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At March 31, 2006 the Company and its wholly-owned subsidiary, Advisors, collectively owned 988,659 shares (exclusive of warrants to purchase 100,000 shares of common stock of American IronHorse), or 17.69% of the outstanding common stock of American IronHorse (which would be reduced to 13.76% assuming conversion and exercise of all outstanding convertible securities). The Company also owns a warrant to purchase an additional 100,000 shares at $15 per share.
     At March 31, 2006 directors and officers of the Company, directly and through affiliates, collectively owned an additional 967,262 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 39,166 shares of common stock of American IronHorse), or 17.31%, of the outstanding common stock of American IronHorse (which would be reduced to 15.36% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Jeffrey Cummer, Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd. and Sanders Morris Harris Group Inc. Mr. Moyers is also chairman of the board of directors of American IronHorse.
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
     Selected elements of the Company’s unaudited statements of operations are shown below for the three and nine months ended March 31, 2006 and March 31, 2005 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005.

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Merchandise sales	71.0%	68.3%	71.2%	67.3%
Pawn service charges and related fee income	29.0	30.8	28.6	31.8
Management advisory fees and related fee income	—	0.9	0.2	0.9

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	47.1	50.7	51.1	49.5
Store operating expenses	30.8	29.0	28.9	29.3
Corporate administrative expenses	14.4	15.8	13.2	15.1
Depreciation and amortization	1.8	2.2	1.8	2.2

Operating income	5.9	2.3	5.0	3.9
Interest and dividend income	3.9	1.0	3.0	0.9
Interest expense	(10.0)	3.6	(8.0)	3.4
Loss on futures contracts	(9.0)	—	(5.8)	—
Gain on sale of marketable securities	0.7	1.6	1.4	2.2

Net income (loss) before income taxes	(8.5)	1.3	(4.4)	3.6
Income tax benefit (provision)	(1.3)	(0.9)	(0.1)	(1.7)

Net income (loss)	(9.8)%	0.4%	(4.5)%	1.9%

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Total revenues increased 6.5% to $5,163,000 during the three months ended March 31, 2006 (the “Three Month 2006 Period”) as compared to $4,849,000 during the three months ended March 31, 2005 (the “Three Month 2005 Period”). The overall increase was attributable primarily to jewelry refining sales of $1,067,000 during the Three Month 2006 Period compared to $239,000 for the comparable Three Month 2005 Period which were offset by a decrease in retail jewelry sales of $557,000 during the Three Month 2006 Period compared to the Three Month 2005 Period. The Company refines or melts down excess gold jewelry inventory to gold bullion and sells the gold bullion at market prices when conditions are favorable. During the Three Month 2006 Period, market prices for gold increased significantly and the Company sold refined and sold its excess jewelry at favorable gross margins.
     Merchandise sales increased $351,000 to $3,664,000 or 10.6% during the Three Month 2006 Period from $3,313,000 during the Three Month 2005 Period primarily due to the increased jewelry refining sales during the Three Month 2006 Period. Merchandise sales in the stores experienced a net decrease in sales of $478,000 or 15.5%, primarily due to lower jewelry sales of $557,000 attributable to the Company’s change in the procedures in the quarter ended December 31, 2005 where sales to wholesalers at the store level were discontinued while the Company expanded its jewelry inventory and increased retail prices for jewelry in order to increase profit margins. Jewelry refining sales totaled $1,067,000 during the Three Month 2006 Period compared to $238,000 during the Three Month 2005 Period.
     Pawn service charges increased $6,000 or 0.4% to $1,499,000 during the Three Month 2006 Period from $1,493,000 during the Three Month 2005 Period primarily due to decreased pawn service charges on car loans. The increase in pawn service charges despite a decrease in pawn loans outstanding of $385,000 to $3,557,000 as of March 31, 2006 compared to $3,942,000 as of March 31, 2005 due to a improved collections on jewelry loans outstanding during the Three Month 2006 Period.

     Cost of sales decreased $28,000 to $2,431,000 or 1.1% during the Three Month 2006 Period from $2,459,000 during the Three Month 2005 Period primarily due to decreased jewelry sales which were offset by an increase of losses of $40,000 in unrecovered cars over the prior year. Cost of sales as a percent of total revenue decreased to 47.1% during the Three Month 2006 Period as compared to 50.7% for the Three Month 2005 Period primarily due to higher gross margins on merchandise sales and jewelry refining during the Three Month 2006 Period. The following table summarizes the profit realized from merchandise sold and jewelry refining sales and the effect on gross profit:

	For the Three Months Ended
(In thousands)	March 31, 2006			March 31, 2005
		Jewelry			Jewelry
	Merchandise	Refining	Total	Merchandise	Refining	Total
Sales	$2,597	$1,067	$3,664	$3,075	$238	$3,313
Pawn Service Charges and Other Income	1,499	—	1,499	1,536	—	1,536

Total Revenue	4,096	1,067	5,163	4,611	238	4,849

Cost of Sales	1,848	583	2,431	2,306	153	2,459

Gross Profit	$2,248	$484	$2,732	$2,305	$85	$2,390

Profit Margin	54.9%	45.4%	52.9%	50.0%	35.7%	49.3%

     Store operating expenses increased $184,000 or 13.1% to $1,591,000 for the Three Month 2006 Period from $1,407,000 during the Three Month 2005 Period primarily due to increased personnel, advertising and utility expenses. For stores that remained open for the full 12 months or more as of March 31, 2006 (the “Comparable Stores”), store operating expenses were 30.8% of total revenues during the Three Month 2006 Period compared to 29.0% of total revenues during the Three Month 2005 Period. Excluding the effect of the jewelry refining sales, store operating expenses increased to 38.9% of merchandise sales and pawn service charge revenues for the Three Month 2006 Period as compared to 30.5% for the Three Month 2005 Period.
     Corporate administrative expenses decreased $22,000 or 2.9% during the Three Month 2006 Period to the Three Month 2005 Period. Corporate administrative expenses decreased to 14.4% of total revenues during the Three Month 2006 Period as compared to 15.8% during the Three Month 2005 Period.
     Interest expense increased $346,000 to $520,000 during the Three Month 2006 Period as compared to $174,000 during the Three Month 2005 Period primarily due to interest expense of $389,000 related to the $19,282,000 of 8% limited recourse notes outstanding as of March 31, 2006.
     Interest and dividend income for the Three Month 2006 Period increased $154,000 due primarily to an increase in investments generating interest and dividend income.
     The Company also recorded a loss of $463,000 on open gold futures contracts during the Three Month 2006 Period. The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528 per ounce which will allow the Company to consistently lend on jewelry pawn loans. The Company is currently reviewing its jewelry inventory level and gold futures contracts due to the continued increase in gold prices.
     The Company recognized income tax expense of $68,000 and $43,000 during the Three Month 2006 Period and Three Month 2005 Period, respectively. During the Three Month 2006 Period, the income tax expense includes a reversal of income tax benefits recognized in prior 2006 periods due to the Company’s reassessment of its expected income in fiscal 2006. During the Three Month 2005 Period, the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005
     Total revenues increased 11.0% to $16,177,000 during the nine months ended March 31, 2006 (the “Nine Month 2006 Period”) as compared to $14,570,000 during the nine months ended March 31, 2005 (the “Nine Month 2005 Period”). The overall increase was attributable primarily to increases in jewelry refining sales of $2,657,000 which is offset by a decrease in retail jewelry sales of $995,000.
     Merchandise sales increased $1,706,000 or 17.4% to $11,513,000 during the Nine Month 2006 Period from $9,807,000 during the Nine Month 2005 Period primarily due to increased jewelry scrap sales. Merchandise sales in the stores decreased $951,000 or 10.4%, primarily due to lower jewelry sales of $995,000 attributable to the Company’s change in the procedures in the quarter ended December 31, 2005 eliminating sales to wholesalers at the store level while the Company expanded its jewelry inventory. The Company also increased its retail jewelry prices in order to increase profit margins which may have negatively impacted total retail sales. Jewelry refining sales totaled $3,318,000 during the Nine Month 2006 Period compared to $661,000 during the Nine Month 2005 Period as the Company refined and liquidated excess jewelry inventory to take advantage of the increase in the price of gold. The Company also reported decreased car sales of $85,000 due to the decrease in sales of repossessed cars attributable to the decrease in outstanding car title loans.
     Cost of sales increased $1,063,000 to $8,271,000 or 14.7% during the Nine Month 2006 Period from $7,208,000 during the Nine Month 2005 Period primarily due to increased jewelry scrap sales. Cost of sales as a percent of total revenue increased to 51.1% during the Nine Month 2006 Period as compared to 49.5% for the Nine Month 2005 Period primarily due to the higher costs of jewelry scrap sales. The following table summarizes the profit realized from merchandise sold and jewelry scrap:

(In thousands)	For the Nine Months Ended
	March 31, 2006			March 31, 2005
		Jewelry			Jewelry
	Merchandise	Refining	Total	Merchandise	Refining	Total
Sales	$8,195	$3,318	$11,513	$9,146	$661	$9,807
Pawn Service Charges and Other Income	4,664	—	4,664	4,763	—	4,763

Total Revenue	12,859	3,318	16,177	13,909	661	14,570

Cost of Sales	6,063	2,208	8,271	6,673	535	7,208

Gross Profit	$6,796	1,110	7,906	7,236	126	7,362

Profit Margin	52.9%	33.5%	48.9%	52.0%	19.1%	50.5%

     Store operating expenses increased $399,000 or 9.4% to $4,666,000 for the Nine Month 2006 Period from $4,267,000 during the Nine Month 2005 Period primarily due to increased personnel expenses of $267,000 and increased occupancy expense of $68,000.
     Corporate administrative expenses decreased 2.5% to $2,142,000 during the Nine Month 2006 Period from $2,198,000 during the Nine Month 2005 Period primarily due reduced personnel costs. Corporate administrative expenses decreased to 13.2% of total revenues during the Nine Month 2006 Period as compared to 15.1% during the Nine Month 2005 Period primarily due to the effect of the increased jewelry scrap sales.
     Interest expense increased $794,000 to $1,288,000 during the Nine Month 2006 Period as compared to $494,000 during the Nine Month 2005 Period primarily due to increased interest expense of $916,000 related to the $19,282,000 of 8% limited recourse notes payable outstanding as of March 31, 2006.
     Interest and dividend income for the Nine Month 2006 Period increased $347,000 due primarily to income earned on the increase in investments. The investments increased from the net proceeds from the sale of the 8% limited recourse notes payable.

     The Company also recorded a loss of $936,000 on open gold futures contracts during the Nine Month 2006 Period. The Company is currently reviewing its jewelry inventory level and gold futures contracts due to the continued increase in gold prices.
     The Company recorded a $219,000 gain on the sale of securities during the Nine Month 2006 Period compared to $317,000 during the Nine Month 2005 Period.
     The Company recognized income tax expense of $14,000 and $247,000 during the Nine Month 2006 Period and Nine Month 2005 Period, respectively. During the Nine Month 2005 Period, the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy is offset with a corresponding increase to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of 8% limited recourse convertible notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of March 31, 2006. During the Nine Month 2006 Period the Company paid fees associated with the Credit Facility totaling $27,000.
     As of March 31, 2006 the Company’s sources of liquidity were $1,223,000 in cash and cash equivalents, $10,606,000 in marketable securities, $689,000 in trade accounts receivable, $394,000 in pawn service charges receivable, $3,577,000 in pawn loan receivables and $5,421,000 in inventories. The Company had $2,900,000 available to borrow under the Credit Facility.
     The Company is offering $20,000,000 of 8% limited recourse secured convertible subordinated notes through a private placement. As of March 31, 2006 the Company had sold a total of $19,282,000 of the notes, which are subordinated to the Company’s current and future indebtedness including the Credit Facility.
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
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision of, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, the Company has concluded that its disclosure controls and procedures were operating effectively to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner. As required, the Company will continue to evaluate the effectiveness of these controls and procedures on a quarterly basis.
     There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
     From October 2004 through May 12, 2006 Xponential, Inc. (the “registrant”) sold an aggregate of $19,759,000(1) in original principal amount of 8% Limited Recourse Secured Convertible Subordinated Notes due 2014 (the “Convertible Notes”) to two hundred fourteen (214) individual and entity investors. Since the registrant’s last report on Form 8-K dated March 28, 2006, as filed with the Securities and Exchange Commission on March 30, 2006, in which the registrant disclosed the sale of $1,030,000 in original principal amount of Convertible Notes, the following Convertible Notes (totaling $627,000 in original principal amount) have been sold by the registrant:

Original Issuance	Principal
Date	Amount
03/31/06	$150,000
04/04/06	$10,000
04/04/06	$75,000
04/10/06	$59,000
04/13/06	$33,000
04/17/06	$50,000
04/20/06	$25,000
04/28/06	$100,000
05/02/06	$10,000
05/02/06	$100,000
05/03/06	$15,000
     The Convertible Notes were sold pursuant to an ongoing private offering of up to $20,000,000 in original principal amount of Convertible Notes by the registrant (the “Offering”). The Convertible Notes are being offered only to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”).
     The Convertible Notes are being offered on a best efforts basis by Massie Capital, Ltd. (the “Selling Agent”), a licensed member of the National Association of Securities Dealers, Inc. The registrant will pay a commission of 9% of the selling price of the Convertible Notes to the Selling Agent. In addition to the cash commission, the registrant will issue to the Selling Agent for each $10,000 in principal amount of Convertible Notes sold, 100 warrants (“Selling Agent’s Warrants”), each exercisable to purchase one share of the registrant’s Common Stock at $11 per share. The Selling Agent’s Warrants will expire seven years from the date of issuance. The Selling Agent may distribute a portion of the cash commission and Selling Agent’s Warrants to soliciting broker-dealers who participate in the Offering.
     The Convertible Notes are convertible at the option of the holders into shares of Common Stock of the registrant, at a conversion rate of 100 shares of Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment upon certain events. The Convertible Notes are convertible at any time prior to the close of business on December 31, 2014, unless previously redeemed, at the conversion rate set forth above. Holders of Convertible Notes called for redemption will be entitled to convert the Convertible Notes up to and including, but not after, the business day immediately before the date fixed for redemption.
     The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933.
__________________

(1)
In its Report on Form 8-K dated October 27 2005, as filed with the Securities and Exchange Commission on November 2, 2005, the registrant erroneously reported the sale of an aggregate of $13,125,000 in original principal amount of Convertible Notes, which amount included $50,000 in subscriptions that were subsequently not accepted by the registrant.

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

XPONENTIAL, INC. (Registrant)
May 17, 2006	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002