Form 10KSB
period 2006-06-30
XPONENTIAL INC
filed 2006-10-13
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-13919
Xponential, Inc.
(Name of small business issuer in its charter)

Delaware	75-2520896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Atlantic Boulevard, Suite 190 Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)
Issuer’s telephone number: (678) 720-0660
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	None
Securities registered pursuant to Section 12(g) of the Act: None
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State the issuer’s revenue for its most recent fiscal year: $21,473,000.
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
      As of June 30, 2006, 2,491,014 shares of $0.01 par value common stock were issued and outstanding. The aggregate market value of the common stock held by non-affiliates, based on the last sale price of the common stock at September 29, 2006 as reported on the Nasdaq OTC Bulletin Board (“OTCBB”), was approximately $6,280,710.
      Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the registrant’s fiscal year ended June 30, 2006 are incorporated by reference in Part III.
      Transitional Small Business Disclosure Format (Check one):     Yes ☐          No ☑

Xponential, Inc.
Form 10-KSB Annual Report
For the Fiscal Year Ended June 30, 2006

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
THE COMPANY
      Xponential, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on January 13, 1994 and began operations under the name “Pawnco, Inc.” On June 14, 1994 the Company changed its name to “PCI Capital Corporation.” On October 21, 1997 the Company changed its name to “PawnMart, Inc.” On February 28, 2003 the Company changed its name to “Xponential, Inc.”
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
      On January 31, 2003 the Company formed a wholly-owned subsidiary, PawnMart, Inc., a Nevada corporation, and in June 2003 the Company transferred all assets and liabilities associated with the operations of its pawnshops to this subsidiary. In October 2003 the Company formed a wholly-owned subsidiary, Xponential Advisors, Inc., a Nevada corporation, to act as an advisor for other companies, including companies the Company may acquire. In February 2005 the Company formed a wholly-owned subsidiary, Xponential Real Estate Holdings, Inc., a Nevada corporation, to acquire real estate on which its pawnshops are located.
      On July 9, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). A Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court and became effective on May 31, 2002. Pursuant to the Plan, the Company merged with C/ M Holdings, Inc., a Texas corporation (“CMHI”), on August 30, 2002 (the “Merger”), with the Company as the surviving entity. CMHI was an affiliate of Jeffrey A. Cummer and Dwayne A. Moyers, officers and directors of the Company.
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
BUSINESS STRATEGY
      As used herein, “Fiscal 2006” refers to the year ended June 30, 2006, “Fiscal 2005” refers to the year ended June 30, 2005, and “Fiscal 2004” refers to the year ended June 30, 2004.
      The Company’s primary business plan is to invest in and acquire companies in the finance, retail or manufacturing industries where its management expertise in restructuring and expanding existing operations for companies with an established market can create additional value for its stockholders. The Company’s initial investment was to acquire its pawnshop operations. The Company operates 26 pawnshops in Georgia and North Carolina. Management has reviewed the potential acquisition of several pawn shops in the Atlanta, Georgia market, but has not been able to locate any stores to acquire that fit the Company’s criteria.

The Company opened a new store in Winder, Georgia and closed one in Chamblee, Georgia during Fiscal 2006. With the proceeds from the Company’s offering of $20,000,000 of 8% limited recourse secured convertible subordinated notes (the “Convertible Notes”), the Company has the financial resources to expand by opening new locations utilizing inventory acquired as a result of defaulted loans at its existing locations and to acquire existing pawn operations. The Company has also discussed the possibility of selling or merging the pawn operations with another pawn operator to maximize the value of its pawn operations.
      The Company also invested in American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a specialty motorcycle manufacturer. The Company also provided advisory services to from October 2003 to March 2005. As of June 30, 2006 the Company had invested $6,451,000 in American IronHorse and may increase its investments in American IronHorse in the future pending approval by the Company’s Board of Directors. In addition, on April 3, 2006, the Company made a loan to American IronHorse in the amount of $900,000 primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006.
      On May 23, 2006 the Company completed a cash tender offer for the purchase of up to 3,000,000 shares of common stock of Integrity Mutual Funds, Inc. (“Integrity”), in which the Company purchased 1,323,642 shares, representing approximately 9.76% of the outstanding shares of common stock of Integrity. Prior to the commencement of the offering, the Company beneficially owned 140,000 shares, or 1.033% of the outstanding common stock of Integrity. As of June 30, 2006 the Company beneficially owned 1,463,642 shares, or 10.8% of the outstanding common stock of Integrity. In addition, Dr. J. Robert Collins, a director of the Company, beneficially owns 1,000 shares, or 0.007%, and Dwayne A. Moyers, a director of the Company, beneficially owns 47,500 shares, or 0.35% of the outstanding common stock of Integrity, which shares were acquired prior to the offering. The Company may continue to increase its investment in Integrity in the future pending approval by the Board of Directors.
      On October 4, 2006 PawnMart completed the purchase of 3,050,000 Series A Convertible Preferred Shares of Integrity (the “Preferred Shares”), for a total of $1,525,000, which shares are convertible into 3,050,000 shares of common stock of Integrity. PawnMart has agreed not to convert the Preferred Shares prior to the earlier to occur of September 30, 2008 or a sale of Integrity.
      On October 11, 2006 PawnMart purchased a $950,000 Convertible Promissory Note (the “Promissory Note”) from Integrity. The Promissory Note bears interest at a rate of 6.5%, payable semiannually, and matures in October 2016. At any time after October 15, 2009 PawnMart may convert the Promissory Note into common shares of Integrity at a price of $0.50 per share for each $0.50 of principal of the Promissory Note then outstanding, subject to anti-dilutive adjustment. The Promissory Note is automatically convertible into common shares of Integrity on the foregoing basis upon the earlier to occur of a sale of Integrity or maturity of the Promissory Note.
ACQUISITIONS
      The Company believes that due to the highly fragmented nature of the pawn industry, the most likely acquisitions will be from sole proprietors owning one or a few stores who will be willing to sell suitable stores in the Company’s target markets on terms that are favorable to the Company. Before making an acquisition, management studies demographic and traffic data for the surrounding area, the surrounding competition, and local regulatory issues that will affect the future success of the store operating under the Company’s guidelines and market focus. Management considers the location of the store, the size and quality of the leased premises, the volume, quality and redemption history of outstanding pawn receivables and the quality and mix of inventory on hand in determining the price and desirability of stores considered for acquisition. Management reviewed several potential acquisitions in Fiscal 2006 and continues to seek acquisitions through various sources.
      For businesses considered as acquisition candidates that are not pawn stores, management has determined that it will seek opportunities that are compatible with the consumer finance and retail operations it currently operates or will provide opportunities for value enhancement based on management’s abilities to reorganize, restructure or expand capital constrained businesses that have a defined market or product niche. With the proceeds from the Convertible Notes offering, management believes it can effectively execute this strategy in Fiscal 2007.
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
      The Company contracts for a pawn service charge as compensation for the use of the funds advanced to cover such costs as storage, insurance, title investigation and other transaction costs. The statutory service charges on loans at the Company’s stores range from 24% to 300% on an annualized basis depending upon individual state regulations and the amount of the pawn loan. Pawn service charges and related income totaled $6,225,000 for Fiscal 2006. As a percent of the Company’s total revenues, pawn service charges and related income contributed 29.0% to the Company’s total revenues in Fiscal 2006 compared to 32.9% and 32.2% during Fiscal 2005 and Fiscal 2004, respectively. Pawn service charges contributed to 59.5%, 64.8% and 70.9% of the Company’s gross profit during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The Company’s average pawn loan was $121, $131 and $121 at June 30, 2006, June 30, 2005 and June 30, 2004, respectively.
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
      Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 5.2%, 7.4% and 10.2% of the Company’s total revenues during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively, were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral, although for loans in excess of $3,000 the Company’s policy is to take physical possession of the vehicle and secure it at one of its storage sites. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances. The Company’s primary strategy in Fiscal 2006 was to provide a more balanced loan portfolio and to reduce its emphasis on jewelry loans. As of June 30, 2006, the Company’s loan portfolio was comprised of 45.9% jewelry loans, 14.5% car title loans and 39.6% other loans. During Fiscal 2005, the Company reduced its emphasis on auto title loans due to increased competition and potential legislation in Georgia that could impact the profitability of auto title loans. As of September 8, 2006 there has been no action on this proposed legislation.
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
      Merchandise sales contributed to 70.8%, 66.4% and 66.1% of the Company’s total revenues during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Merchandise sales contributed to 40.4%, 33.9% and 25.4% of the Company’s gross profit during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The Company realized gross profit margins on merchandise sales of 27.8%, 25.9% and 17.4% during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for a discussion of factors affecting the results of operations of the Company’s retail sales.
      The Company does not provide financing to purchasers of its merchandise nor does it provide warranties or refunds for merchandise sold at any of its locations.
      Prospective purchasers may purchase an item on layaway, whereby the purchaser will typically put down a minimum of 20% of an item’s purchase price as a layaway deposit. The Company will hold the item for a ninety-day period during which the customer is required to pay for the item in full. As of June 30, 2006 layaway deposits held by the Company totaled approximately $152,000.

Retail Store Management
      Each location has a store manager who typically supervises its personnel and assures the location is managed in accordance with Company guidelines and established policies and procedures. Each store manager reports to a district manager who will typically supervise up to nine stores. At June 30, 2006 the Company had established five operating districts, each of which was managed by a district manager.
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
OPERATING CONTROLS
      The Company has an organizational structure that management believes can support a larger number of locations. The store locations are monitored on a daily basis from corporate headquarters through a centralized online computer system. The Company has an internal audit staff that performs physical counts of merchandise inventory and pawn loan collateral at each of the Company’s locations approximately every sixty days. Additionally, the internal audit staff assists the corporate headquarters in verifying that the Company’s store operating policies and procedures are consistently followed. Management believes the current operating and financial controls and computer systems are adequate for its current operating base. The Company has selected a new pawn operating system that will automate the pawn lending decision process and provide additional avenues for disposition of merchandise through online markets. This system will allow the Company to leverage its existing district management staff to acquire additional locations in its current markets and in new markets.
REGULATION
      The Company’s store operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Set forth below is a summary of the state pawnshop regulations in those states of the Company’s operating locations at the end of Fiscal 2006.
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

Employees
      As of June 30, 2006 the Company had a total of 154 employees all of which are employed on a full-time basis. The Company maintains a performance-based compensation plan for all store employees, based on, among other factors, profitability and special promotional contests. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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
      In November 2005 the Company’s wholly-owned subsidiary, Xponential Real Estate Holdings, Inc., purchased a 9,500 square foot building located in Atlanta, Georgia and in May 2006 completed the renovation and expansion of an 8,800 square foot building purchased in September 2005. PawnMart operates pawnshops in both locations. The Company currently leases the remainder of its locations from unaffiliated third parties, with monthly rental payments ranging from $2,700 to $7,400 per location and initial lease terms expiring from September 2006 through October 2010. Substantially all of the Company’s leased locations include renewal options. The size of the leased store locations range from approximately 2,100 to 19,075 square feet.
      The following table sets forth the geographic markets served by the Company and the number of stores in each market as of June 30, 2006, June 30, 2005 and June 30, 2004:

	Number of	Number of	Number of
	Stores as of	Stores as of	Stores as of
	June 30, 2006	June 30, 2005	June 30, 2004

Georgia:
Atlanta Metropolitan Area	19	20	20
Dalton	1	1	1
Rome	1	1	1
Calhoun	1	1	1
Winder	1	—	—

Total Georgia	23	23	23
North Carolina:
Charlotte	3	3	3

Total North Carolina	3	3	3

Total	26	26	26

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to the Company’s security holders during the fourth quarter of Fiscal 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY
      The executive officers of the Company, their ages and the offices held, as of June 30, 2006 are as follows:

Name	Age	Title

Dwayne A. Moyers	37	Chairman of the Board, Chief Executive Officer and Vice President
Robert W. Schleizer	52	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey A. Cummer	48	Vice President
Roger F. Hogan	39	Chief Operating Officer and Vice President of PawnMart
      Dwayne A. Moyers was appointed Chief Executive Officer of the Company in March 2004, Chairman of the Board in September 2002, Vice President in August 2002 and as a Director in March 2001. He has served Executive Vice President, Chairman of the Board and as a Director of PawnMart, Inc. since January 2003; as President and as a Director of Xponential Advisors, Inc. since October 2003; as and as President and as a Director of Xponential Real Estate Holdings, Inc. since February 2005. Mr. Moyers served as Interim President of American IronHorse Motorcycle Company, Inc., a motorcycle manufacturer located in Fort Worth, Texas (“American IronHorse”), from June 2004 to July 2004, as a director of that company since March 1998 and as its Chairman of the Board since July 2004, and as interim Chief Executive Officer since August 2006. Mr. Moyers served as Vice President, Secretary and Treasurer of C/ M Holdings, Inc. from November 1994 until its merger with and into the Company in August 2002, and served as a director of that company from May 1997 until August 2002. He has served as Vice President of Hulen Capital Partners, Inc. (formerly Cummer/ Moyers Capital Partners, Inc.) since July 1994. Mr. Moyers has served as Vice President, Cummer/ Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as Vice President of Cummer/ Moyers Securities, Inc. and Cummer/ Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. Mr. Moyers is a registered investment advisor agent through SMH Capital Advisors, Inc.
      Robert W. Schleizer was appointed Executive Vice President, Chief Financial Officer, Treasurer and as a Director of the Company in January 2001 and as Secretary in May 2001. Mr. Schleizer has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and as a Director of PawnMart, Inc. since January 2003; as Chief Financial Officer, Secretary, Treasurer and as a Director of Xponential Advisors, Inc. since October 2003; and as Chief Financial Officer, Secretary, Treasurer and as a Director of Xponential Real Estate Holdings, Inc. since February 2005. He also served as Chief Financial Officer and Secretary of American IronHorse from January 2004 to March 2005, and has served as a director of that company since July 2006. Mr. Schleizer is a partner with Tatum, LLC, a national firm of financial and technology professionals, and has extensive restructuring experience. He is a Certified Insolvency Recovery Adviser.
      Jeffrey A. Cummer was appointed Vice President and as a Director of the Company in August 2002. He has served as a director of Integrity Mutual Funds, Inc. since June 2006. Mr. Cummer served as President and a director of C/ M Holdings, Inc. from November 1990 until its merger with and into the Company in August 2002. He has served as President of Hulen Capital Partners, Inc. since July 1994. Mr. Cummer has served as President, Cummer/ Moyers Division, of Sanders Morris Harris Inc. since October 2000. He also served as President of Cummer/ Moyers Securities, Inc. and Cummer/ Moyers Capital Advisors, Inc. from September 1996 and October 1996, respectively, until October 2000. He is also President of Select Partners, Ltd., a Cayman Islands exempt corporation. Mr. Cummer is a Certified Financial Planner. He is also a registered investment advisor agent through SMH Capital Advisors, Inc.
      Roger F. Hogan has served as Chief Operating Officer and Vice President of PawnMart, Inc. since January 2003. Mr. Hogan joined the Company in November 1994 as a store associate, and was promoted to Store Manager in April 1995, to District Manager in August 1995 and to Regional Manager in January 2001.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
      As of September 30, 2006 there were 2,512,284 shares of common stock, $0.01 par value (the “Common Stock”), outstanding and approximately 196 stockholders of record of the Common Stock. The Company’s Common Stock commenced trading on the Nasdaq OTC Bulletin Board (“OTCBB”) under the symbol “XPOI.OB” in August 2004.
      The following table sets forth the high and low bid prices per share of Common Stock for the past two fiscal years. These quotations were obtained from The Nasdaq Stock Market, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal 2005
First Quarter ended 09-30-04	$1.15	$1.10
Second Quarter ended 12-31-04	$1.95	$1.15
Third Quarter ended 03-31-05	$3.95	$1.95
Fourth Quarter ended 06-30-05	$3.42	$2.00
Fiscal 2006
First Quarter ended 09-30-05	$3.00	$2.80
Second Quarter ended 12-31-05	$2.90	$2.00
Third Quarter ended 03-31-06	$3.00	$1.55
Fourth Quarter ended 06-30-06	$2.60	$1.60
      In connection with the Merger, the equity holders of CMHI received 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock. The Series A Preferred Stock is redeemable at the rate of 100,000 shares per annum beginning April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company shall redeem the balance of the Series A Preferred Stock outstanding. The redemption price is $5.00 per share, subject to anti-dilution adjustments. The Company has engaged Continental Stock Transfer & Trust Company to act as redemption agent for the Series A Preferred Stock. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020, and on April 30, 2006 the Company redeemed a total of 100,002 shares of Series A Preferred Stock for $500,010. The Preferred Stock has a liquidation preference over the Common Stock and the Series B Preferred Stock is convertible into 1,720,130 shares of Common Stock.
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

Securities Authorized for Issuance Under Equity Compensation Plans
      For the Company’s equity compensation plans, the following table shows, at the end of Fiscal 2006, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of such options, warrants and rights.
Equity Compensation Plan Information

Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	220,000	$1.48	664,144	(1)(2)(3)

Equity compensation plans not approved by security holders	—	—	—

Total	220,000	$1.48	664,144

(1)	At June 30, 2006 the number of shares of Common Stock available for incentive awards under the 2003 Stock Option Plan is 164,000 shares.

(2)	At June 30, 2006 the number of shares of Common Stock available for incentive awards under the 2005 Stock Purchase Plan (the “2005 Plan”) is 179,790 shares. The 2005 Plan allows eligible employees and directors of the Company and its designated subsidiaries to periodically purchase Common Stock of the Company through payroll or other deductions from compensation of up to 100% of a participant’s compensation. Shares of Common Stock are purchased under the 2005 Plan at a discount to the market price equal to eighty five percent (85%) of fair market value of the Company’s Common Stock. A total of 70,210 shares were purchased under the 2005 Plan in Fiscal 2006. No shares were purchased under the Plan in Fiscal 2005. In accordance with FASB 123(R), the Company recognized $17,500 in compensation expense in 2006 for the purchase price discount in connection with shares of common stock purchased under the Plan.

(3)	The number of shares of Common Stock available for incentive awards under the 2003 Stock Incentive Plan is the greater of (a) 325,000 shares or (b) the number of shares equal to five percent (5%) of the total number of shares of Common Stock from time to time outstanding. Effective January 1, 2005, the Company suspended issuing restricted stock under the 2003 Stock Incentive Plan due to changes in Section 409A of the Internal Revenue Code.
Purchases of Equity Securities
      The Company purchased no shares in Fiscal 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
GENERAL
      The Company’s revenues are derived primarily from finance and service charges on secured, non-recourse loans (“pawn loans”) and the proceeds from the sales of unredeemed merchandise inventory (“merchandise sales”). The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for title loans. During the term of a title loan, the borrower is generally allowed to maintain possession of the collateral. See “Item 1. Description of Business-Continuing Store Operations-Lending.” Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through sale.
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

Inventories. Inventories consist primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s internally published pricing guides, catalogues, “blue books,” newspapers and previous disposition experience with similar items. The Company performs a physical count of its inventories at each location on a quarterly basis for non-jewelry inventory and on a daily basis for its jewelry inventory. Management reviews the composition of inventory by category and age in order to assess the carrying value of its inventories. Adverse changes in the disposition value of the Company’s inventories may result in the need to write down its value.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences can result in deferred tax assets and liabilities. As of June 30, 2006 the Company has not recognized any deferred tax assets or liabilities. In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, the Company recognized $13,000 and $207,000 of income tax expense and recorded increases in additional paid in capital related to the utilization of net operating loss carryforwards of $0 and $196,000 for the years ended June 30, 2006 and June 30, 2005, respectively, previously unrecognized upon emergence from bankruptcy.

Investments. The Company accounts for its investment in American IronHorse on the cost method and in Integrity on the fair value method. The investment of $6,451,000 at June 30, 2006 is 17.7% of the equity of American IronHorse, and the investment of $586,000 at June 30, 2006 is 10.7% of the equity of Integrity. The Company’s other investments are accounted for as available for sale securities which results in the investments being carried at fair value on the balance sheet.

RESULTS OF OPERATIONS

For the Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005
      Total revenues increased to $21,473,000 from $18,995,000 for the year ended June 30, 2006 (“Fiscal 2006”) compared to the year ended June 30, 2005 (“Fiscal 2005”), a 13.7% increase. Merchandise sales, including jewelry refining sales for Fiscal 2006, were $15,201,000 compared to $12,618,000 for Fiscal 2005. Merchandise sales in the stores decreased $876,000, or 7.6%, primarily due to lower retail jewelry sales which decreased $1,043,000, or 26.2%. The decrease in retail jewelry sales is attributable to price increases implemented to match rising gold prices, a general slowing of retail jewelry sales and the centralization of wholesale jewelry sales in the jewelry center. Jewelry refining sales totaled $4,598,000 in Fiscal 2006 compared to $1,139,000 in Fiscal 2005, a 303.7% increase. The Company refines or melts down excess gold jewelry inventory to gold bullion and sells the gold bullion at market prices when conditions are favorable. During Fiscal 2006, increased prices for gold allowed the Company to increase its efforts to refine excess jewelry acquired from defaulted jewelry loans at favorable prices. The Company earned management advisory and investment fees totaling $18,000 during Fiscal 2006 related to the Company’s $900,000 loan to American IronHorse Motorcycle Company, Inc (“American IronHorse”). The Company earned $128,000 in Fiscal 2005 for management advisory fees related to its investment in American IronHorse.
      Gross profit in Fiscal 2006 increased to $10,447,000 from $9,519,000 in Fiscal 2005, a 9.7% increase. Gross profit includes revenue generated from pawn service charges and related fee income and merchandise sales net of cost of goods sold. Gross profit as a percent of total revenue decreased to 48.9% in Fiscal 2006 compared to 50.5% for Fiscal 2005. The increase in gross profit is attributable to higher gross margins on merchandise sales and jewelry refining sales. Gross profit on merchandise sales increased $952,000, or 29.1%, to $4,222,000 in Fiscal 2006 compared to $3,270,000 in Fiscal 2005.
      Gross profit as a percent of merchandise sales is affected by the Company’s lending practices and ability to effectively implement its specialty retail strategies. Gross profit as a percent of merchandise sales increased to 27.8% of merchandise sales in Fiscal 2006 compared to 25.9% in Fiscal 2005 due primarily to improved gross margins on jewelry retail and refining sales.
      Store operating expenses consist of all items directly related to the operation of stores, including salaries and related payroll costs, rent, property taxes, utilities, advertising, licenses, supplies, security costs, and other miscellaneous store expenses. Store operating expenses increased $491,000, or 8.5%, to 29.2% of total revenues during Fiscal 2006 from $5,789,000, or 30.5%, of total revenues during Fiscal 2005. The increase is primarily attributable to a $321,000 increase in personnel expenses due to higher staffing levels and changes in commission and bonus programs.
      Corporate administrative expenses were $2,887,000 in Fiscal 2006, the same as in Fiscal 2005. Corporate administrative expenses were 13.5% of total revenues during Fiscal 2006 as compared to 15.2% during Fiscal 2005.
      Interest expense increased to $1,915,000 from $748,000 during Fiscal 2006 as compared to Fiscal 2005 primarily due to increased interest expense on the Convertible Notes. Outstanding Convertible Notes increased to $20,000,000 as of June 30, 2006 compared to $8,826,000 as of June 30, 2005.
      The Company recognized a gain of $706,000 on the sale of securities during Fiscal 2006 compared to a gain of $331,000 on the sale of securities during Fiscal 2005 primarily due to an increase in funds invested. The Company also recognized a loss of $1,368,000 on open gold futures contracts during Fiscal 2006. The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528 per ounce which allowed the Company to consistently lend on jewelry pawn loans. In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in December 2006 and April 2007 to offset sixty contracts previously sold which expire in December 2008.

      The Company recognized income tax expense of $13,000 during Fiscal 2006 compared to $207,000 during Fiscal 2005.
      The following table, as well as the discussion following, should be read in conjunction with “Item 7. Consolidated Financial Statements” and the notes thereto.

	Fiscal 2006	Fiscal 2005

Operating statement items as a percent of total revenues:
Merchandise sales	70.8%	66.4%
Pawn service charges and related fee income	29.0	32.9
Management advisory and related fee income	0.2	0.7

Total revenues	100.0	100.0
Cost of sales	51.1	49.2
Store operating expenses	29.2	30.5
Corporate administrative expenses	13.5	15.2
Depreciation and amortization	1.8	2.2

Operating income	4.4	2.9
Interest and dividend income	3.5	1.1
Interest expense	(8.9)	(3.9)
Gain on sale of investments	3.3	1.7
Loss on futures contracts	(6.4)	—
Income tax provision	(0.1)	(1.1)

Net income (loss)	(4.2)%	0.7%

LIQUIDITY AND CAPITAL RESOURCES
      The Company’s operations and growth have been financed with bank borrowings, proceeds from the sale of Convertible Notes and funds generated from operations.
      The Company obtained a revolving credit facility on June 17, 2004 from FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2% (10.25% at June 30, 2006, and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory, subject to reserves and adjustments. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. Under the Credit Facility the Company is required to maintain certain financial covenants and is prohibited from paying cash dividends on its Common Stock unless specifically approved by the Lender. The Company continues in compliance with all financial covenants under the Credit Facility as of the date of this Report. During Fiscal 2006 the Company paid fees associated with the Credit Facility totaling $23,000.
      As of June 30, 2006 the Company had completed the private placement of its $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”). The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014 and are collateralized by the common stock of PawnMart, Inc. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s Common Stock, based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart, Inc., its wholly owned subsidiary, provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. The Company issued 200,000 Selling Agent Warrants in connection with the sale of the Convertible Notes. The warrants, which are exercisable to purchase one share of the Company’s Common Stock at $11.00 per share are valued at $0.62 each for a total of $124,000 which is reflected as a discount on the debt and an increase in the Company’s additional paid in capital.
      As of June 30, 2006 the Company’s primary sources of liquidity were $1,932,000 in cash and cash equivalents, $8,741,000 in marketable securities, $414,000 in trade accounts receivable, $185,000 in interest receivable, $900,000 in short term notes receivable, $524,000 in pawn service charges receivable, $4,763,000 in pawn loan receivables, $5,242,000 in inventories, and $1,846,000 in available and unused funds under the Credit Facility.
      Net cash used by operations during Fiscal 2006 was $2,834,000, primarily to fund an increase in inventory of $913,000, an increase in short term notes receivable of $900,000 an increase in trade and interest receivables of $263,000 and to fund losses on its gold futures contracts. Management intends to continue to reinvest cash flow generated from operations to expand its pawn loan receivables and to establish new locations.
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
      The Company believes it has sufficient working capital to fund its current operations for Fiscal 2007, to fund any potential acquisitions and to meet its debt service and preferred stock redemption requirements.
      The Series A Preferred Stock must be redeemed for cash at $5.00 per share by the Company beginning April 30, 2005 in amounts of at least $500,000 per year. Each April 30 thereafter through 2009 an additional 100,000 shares must be redeemed for cash at $5.00 per share. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020 and on April 30, 2006 the Company redeemed a total of 100,002 shares of Series A Preferred Stock for $500,010. On April 30, 2010 any unredeemed shares must be redeemed for cash at $5.00 per share plus any accrued and unpaid dividends.

      The following table summarizes the Company’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods, assuming the Credit Facility is not renewed or extended in future periods (in thousands):

				Series A	Estimated		Non-
				Preferred	Interest	Preferred	Cancelable
		8% Convertible		Stock	Payments on	Stock	Leases for
	Credit	Notes	Other Long	Redemption	Outstanding	Dividend	Continuing
	Facility	Payable	Term Debt	Requirement	Debt	Requirement	Obligations	Total

2007	$1,880	—	$577	$500	$1,719	$337	$1,326	$6,339
2008	—	—	985	500	1,657	312	1,240	4,694
2009	—	—	206	500	1,604	287	804	3,401
2010	—	—	—	2,858	1,600	232	465	5,155
2011(1)	—	—	—	—	1,600	125	128	1,853
2012 and thereafter(2)	—	$20,000	—	—	5,600	125	14	25,739

Total	$1,880	$20,000	$1,768	$4,358	$13,780	$1,418	$3,977	$47,181

(1)	Dividends for preferred stock represent cash requirements for Series A and Series B Preferred Stock. Fiscal 2011 represents the annual dividend on the Series B Preferred Stock only for that fiscal year. The Series B Preferred Stock is redeemable at the option of the Company any time after April 30, 2009, but has no mandatory redemption requirement.

(2)	Interest expense related to the Convertible Notes is shown through maturities at December 31, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
      In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The Company does not currently recognize any value for its tax net operating losses and, accordingly, the Company does not believe the adoption of FIN 48 will have a material potential impact on the consolidated financial condition or its results of operations.
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

Government Regulation
      The Company’s lending operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, service charges a pawnshop may charge for lending money and the rules of conduct that govern an entity’s ability to maintain a pawnshop license. With respect to firearm and ammunition sales, a pawnshop must comply with the regulations promulgated by the United States Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to operate pawnshops. The Company discontinued making loans on, buying or selling firearms in 2003, but may have to comply with these regulations in the event stores that are acquired have firearm inventory or pawn loans secured by firearms. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the Company’s ability to expand, significantly decrease the service charges the Company can charge for lending money, or prohibit or more stringently regulate the sale of certain goods, such as firearms, any of which could significantly adversely affect the Company’s prospects. In addition, the present statutory and regulatory environments of some states render expansion into those states impractical. For instance, certain states require public sale of forfeited collateral or do not permit service charges sufficient to make pawnshop operations profitable.

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

Interest Rate Risk
      The Company is exposed to market risk in the form of interest rate risk. At June 30, 2006 the Company had $1,880,000 outstanding under its Credit Facility with FCC, LLC. This Credit Facility is priced with a variable rate based on the prevailing prime rate plus 2.0%. See Note 5 of “Notes to Consolidated Financial Statements.” Based on the average outstanding indebtedness during the year ended June 30, 2006, a 10% increase in interest rates would have increased the Company’s interest expense by approximately $16,000 for Fiscal 2006.
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

Risks Related to Automobile Title Loans
      Georgia pawn regulations allow the Company to advance funds secured by automobile titles. Approximately 5.2% of the Company’s total revenues during Fiscal 2006 were related to pawn service charges generated from such advances. During the term of the title loan, the borrower is allowed to maintain possession of the collateral unless the loan amount is in excess of $3,000. In the event of default, the Company contracts to repossess the automobile and subsequently disposes of the automobile through its retail operations. Although the Company is exposed to the risk that it is unable to locate the collateral securing forfeited title loans, it has not historically experienced material adverse results from these instances and there can be no guarantee that material adverse results will not occur in the future. Further, the adoption of additional, or the revision of existing, laws and regulations impacting the Company’s ability to advance funds secured by automobile titles could have a material adverse effect on the Company’s business. The Company could also be subject to consumer claims and litigation seeking damages based upon wrongful repossession of automobiles.

Risks Related to Gold Market Fluctuations
      Adverse gold market fluctuations could affect the Company’s profits. The Company holds significant gold inventories and a significant portion of its pawn receivables are secured by gold jewelry collateral. A significant decline in gold prices could result in decreased merchandise sales margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry.

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

The Company classified the Series A Preferred Stock as a liability in accordance with SFAS 150. See Note 7 of “Notes to Consolidated Financial Statements.”
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
      We have audited the accompanying consolidated balance sheets of Xponential, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Dallas, Texas
September 27, 2006

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	As of June 30

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,932	$407
Investments-marketable securities	8,741	4,677
Accounts and short term notes receivable	1,499	336
Pawn service charges receivable	524	541
Pawn loans receivable	4,763	4,919
Inventories	5,242	4,329
Prepaid expenses and other current assets	171	276

Total current assets	22,872	15,485
Property and equipment	2,464	848
Intangible assets net of amortization of $78 and $76 as of June 30, 2006 and 2005, respectively	—	2
Investment in American IronHorse Motorcycle Company, Inc.	6,451	4,836
Investment in Integrity Mutual Funds, Inc.	586	—
Bond issuance costs, net of amortization of $179 and $22 as of June 30, 2006 and 2005, respectively	1,713	849
Other assets, net of amortization of $83 and $25 as of June 30, 2006 and 2005, respectively	157	200

Total assets	34,243	22,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	1,880	—
Current maturities of notes payable	577	360
Accounts payable and accrued expenses	495	343
Accrued payroll and payroll taxes	150	334
Deferred revenue	152	70
Accrued interest	132	70
Redeemable Preferred Stock — Series A	500	500

Total current liabilities	3,886	1,677
Long term notes payable:
Bank line of credit	—	546
8% limited recourse convertible notes, net of discount of $111 and $55 as of June 30, 2006 and 2005, respectively	19,889	8,771
Other long term notes payable	1,191	294

Total long term notes payable	21,080	9,611
Commitments and contingencies
Redeemable preferred stock:
Redeemable preferred stock — Series A; subject to mandatory redemption; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 1,071,636 shares issued as of June 30, 2006 and 2005; 871,630 and 971,632 shares outstanding as of June 30, 2006 and 2005, respectively	3,858	4,358

Total liabilities	28,824	15,646
Stockholders’ equity:
Preferred stock — Series B; convertible, 500,050 shares authorized; 5% cumulative dividend, liquidation preference $5.00 per share; 500,042 shares issued and outstanding at June 30, 2006 and 2005	5	5
Common stock $0.01 par value; 10,000,000 shares authorized: 2,491,014 and 2,380,804 shares issued at June 30, 2006 and 2005, respectively	25	24
Treasury stock	(40)	(40)
Additional paid-in capital	5,959	5,631
Retained earnings (deficit)	(258)	756
Accumulated other comprehensive income	(272)	198

Total stockholders’ equity	5,419	6,574

Total liabilities and stockholders’ equity	$34,243	$22,220

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the	For the
	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Revenues:
Merchandise sales	$15,201	$12,618
Pawn service charges and related fee income	6,225	6,249
Management advisory and related fee income	18	128
Other	29	—

Total revenues	21,473	18,995
Expenses:
Cost of sales	10,979	9,348
Store operating expenses	6,280	5,789
Corporate administrative expenses	2,887	2,887
Depreciation and amortization	385	417

Total expenses	20,531	18,441

Operating income	942	554
Interest and dividend income	759	211
Interest expense	(1,915)	(748)
Gain on sale of investments	706	331
Loss on futures contracts	(1,368)	—

Net income (loss) before income taxes	(876)	348
Income tax provision	(13)	(207)

Net income (loss)	(889)	141
Preferred stock dividend requirement	(125)	(125)

Net income (loss) allocable to common stockholders	$(1,014)	$16

Income (loss) per common share:
Basic	$(0.42)	$0.01

Diluted	$(0.42)	$0.01

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2006 and June 30, 2005
(In Thousands, Except Share Data)

						Retaining			Total
	Preferred Stock		Common Stock		Additional	Earnings	Other		Stockholders’
					Paid-In	(Accumulated	Comprehensive	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	(Deficit)

Balance at June 30, 2004	500,042	$5	2,344,206	$24	$5,319	$740	$281	$(40)	$6,329
Tax expense allocated to additional paid in capital related to bankruptcy	—	—	—	—	196	—	—	—	196
Sale of common stock	—	—	36,598	—	61	—	—	—	61
Issuance of common stock warrants	—	—	—	—	55	—	—	—	55
Preferred stock dividends paid	—	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	141	—	—	141
Other comprehensive income
Reclassification of unrealized gains recognized in net income	—	—	—	—	—	—	(331)	—	(331)
Unrealized gain on investments	—	—	—	—	—	—	248	—	248

Comprehensive income									58

Balance at June 30, 2005	500,042	5	2,380,804	24	5,631	756	198	(40)	6,574
Amortization of stock options issued	—	—	—	—	—	—	—	—	—
Sale of common stock	—	—	110,210	1	259	—	—	—	260
Issuance of common stock warrants					69				69
Preferred stock dividends paid	—	—	—	—	—	(125)	—	—	(125)
Net loss	—	—	—	—	—	(889)	—	—	(889)
Other comprehensive income (loss)
Reclassification of unrealized gains recognized in net loss	—	—	—	—	—	—	(199)	—	(199)
Unrealized loss on investments	—	—	—	—	—	—	(271)	—	(271)

Comprehensive loss									(1,359)

Balance at June 30, 2006	500,042	$5	2,491,014	$25	$5,959	$(258)	$(272)	$(40)	$5,419

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the	For the
	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income (loss)	$(889)	$141
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	385	417
Non-cash compensation expense	74	2
Non-cash interest expense	61	47
Gain on sale of investments	(706)	(331)
Deferred income tax expense	—	196
Amortization of debt issuance costs	157	—
Changes in operating assets and liabilities:
Accounts receivable	(1,163)	(263)
Pawn service charges receivable	17	(52)
Inventories, net	(913)	(1,361)
Prepaid expenses and other current assets	119	(1)
Accounts payable and accrued liabilities	112	121

Net cash used in operating activities	(2,746)	(1,084)

Cash flows from investing activities:
Pawn loans made	(16,947)	(16,733)
Pawn loans repaid	7,063	7,078
Inventories acquired from loan forfeitures	10,040	9,185
Proceeds from sale of investments	5,908	2,149
Purchases of investments	(10,967)	(4,778)
Purchases of property and equipment	(1,361)	(363)
Purchase of other assets	(35)	(70)

Net cash used in investing activities	(6,299)	(3,532)
Cash flows from financing activities:
Principal payments on notes payable	(16,891)	(13,280)
Borrowings on notes payable	17,746	10,708
Convertible note offering proceeds	11,174	8,826
Convertible note offering costs	(1,020)	(871)
Proceeds from sale of common stock	186	59
Preferred stock — Series A redemption	(500)	(500)
Dividends paid	(125)	(125)

Net cash provided by financing activities	10,570	4,817

Net increase in cash and cash equivalents	1,525	201
Cash and cash equivalents at beginning of year	407	206

Cash and cash equivalents at end of year	$1,932	$407

Supplemental disclosures of cash flow information — cash paid for interest	$1,630	$638

See Note 5 for non cash financing activity.
See accompanying notes to consolidated financial statements.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements

(1)	Organization and Business
      Xponential, Inc. (“Xponential”), formerly PawnMart, Inc., was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, PawnMart, Inc. changed its name to “Xponential, Inc.” Xponential’s wholly owned subsidiary PawnMart, Inc. is a specialty finance and retail enterprise principally engaged in establishing and operating stores which advance money secured by the pledge of tangible personal property, and buying and selling pre-owned merchandise. As of June 30, 2006 Xponential owned and operated 26 stores located in Georgia and North Carolina.
      On July 9, 2001 Xponential filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). A Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court and became effective on May 31, 2002.
      Xponential successfully emerged from bankruptcy on August 30, 2002 when it consummated a merger with C/ M Holdings, Inc. (the “Merger”). Post reorganization, Xponential adopted fresh-start reporting and gave effect to its emergence from bankruptcy and consummation of the Plan on August 30, 2002. There was no reorganization value in excess of amounts allocated to identifiable assets.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Fiscal Years
      The consolidated financial statements include the accounts of Xponential, Inc. and its wholly-owned subsidiaries, Xponential Advisors, Inc. (“Advisors”), PawnMart, Inc. (“PawnMart”) and Xponential Real Estate Holdings, Inc. (“Holdings”), collectively know as the “Company.” All intercompany transactions have been eliminated.

(b)	Cash and Cash Equivalents
      The Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents.

(c)	Loans and Revenue Recognition
      Pawn loans (“loans”) are generally made on the pledge of tangible personal property for one month, with an automatic extension period from ten to sixty days in accordance with statutory requirements except for loans on auto titles which have shorter extension periods. Pawn service charges are accrued on a constant-yield basis over the life of the loan on all pawn loans the Company deems collectible based on historical loan redemption statistics. If a loan is not repaid, the principal amount advanced on the loan, or the fair value of the collateral, if lower, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventories), which is recovered through sale.
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
      Interim payments from customers on layaway sales are credited to deferred revenue and subsequently recorded as income during the period in which final payment is received. Deferred revenues related to layaway sales totaled approximately $152,000 and $70,000 as of June 30, 2006 and 2005, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)

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
      Property and equipment are recorded at cost. Depreciation is determined on the straight-line method based on estimated useful lives of two to thirty one and one-half years for property and equipment. The costs of improvements on leased stores are capitalized as leasehold improvements and are amortized on the straight-line method over the shorter of the lease term or their estimated useful lives. The cost of buildings acquired and constructed is amortized over thirty one and one-half years. The cost of property retired or sold and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded in the results of operations in the period retired.
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
      Intangible assets consist of customer lists and are amortized over a two year period using the straight-line method. Intangible assets were initially valued at $78,000 and have a carrying value of $0, net of $78,000 of accumulated amortization as of June 30, 2006.

(h)	Investments in American IronHorse and Integrity
      The Company has invested $6,451,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as of June 30, 2006. The Company owns 17.69% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method. Beginning July 1, 2006 the investment in American IronHorse will be accounted for under the equity method because the Company has placed a total of three persons on the board of directors of American IronHorse and beginning July 1, 2006 has taken a more active role in managing that business.
      The Company has invested $586,000 in Integrity Mutual Funds, Inc. (“Integrity”) as of June 30, 2006. The Company owns 10.7% of the common stock of Integrity and accounts for this investment as a non-current asset on the cost method.

(i)	Income Taxes
      The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      Advertising costs are expensed the first time advertising takes place. Advertising expense was approximately $66,000 and $20,000 for the fiscal years ended June 30, 2006 and 2005, respectively.

(k)	Fair Values of Financial Instruments
      Pawn loans are outstanding for a relatively short period of time, generally 90 days or less, depending on local regulations. The rate of finance and service charge is determined by regulatory guidelines and bears no valuation relationship to interest rate market movements. For these reasons, management believes that the fair value of pawn loans approximates their carrying value. The Company’s revolving line of credit with FCC, LLC d/b/a First Capital bears interest at a variable rate that is frequently adjusted on the basis of market rate changes and is equal to rates available for debt with similar characteristics. Accordingly, management believes the carrying value of such debt approximates its fair value. The fair values of the Company’s remaining long-term notes payable instruments are approximately $21,080,000 and bear interest at fixed rates ranging from 5% to 8% per annum. Management believes these debts bear interest rates equal to rates available for debt with similar characteristics and that the carrying value of the debt approximates its fair value. The carrying amount of all other financial instruments including cash, receivables and payables included in the Company’s consolidated balance sheet approximate fair value due to the short maturity of these instruments.

(l)	Stock Based Compensation
      Effective January 1, 2003, the Company adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for its stock option plans. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and the Company has elected to apply it for all options granted after its emergence from bankruptcy on August 31, 2002. On July 1, 2005 the Company adopted SFAS No. 123R which was substantially similar to SFAS No. 123. (See Note 8).

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
      The Company defines each of its stores as operating segments; however, management has determined that all of its stores have similar economic characteristics and also meet the other criteria which permit

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
the stores to be aggregated into one reportable segment. The Company defines its Investment, Management and Advisory Services as its other segment.

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
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The Company does not currently recognize any value for its tax net operating losses and accordingly, the Company does not believe the adoption of FIN 48 will have a material potential impact on the consolidated financial condition or its results of operations.

(4)	Property and Equipment
      Property and equipment consists of the following at June 30, 2006 and 2005, respectively (in thousands):

	Years of	June 30,	June 30,
	Useful life	2006	2005

Automobiles	3	$224	$227
Furniture and equipment	5-7	1,002	888
Leasehold improvements	3-10	775	710
Land and buildings	31.5	1,796	—

		3,797	1,825
Less: accumulated depreciation and amortization		(1,333)	(977)

		$2,464	$848

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)

(5)	Notes Payable
      Notes payable consist of the following at June 30, 2006 and 2005, respectively (in thousands):

	June 30,	June 30,
	2006	2005

Revolving line of credit with a bank, bearing interest at prime plus two percent (10.25% at June 30, 2006) payable monthly, to mature June 17, 2007, collateralized by substantially all of the assets of PawnMart and guaranteed by the Company	$1,880	$546
Note payable for 100,000 shares of American IronHorse stock financed by seller, bearing interest at 5%, collateralized by the stock	147	388
Note payable for 190,000 shares of American IronHorse stock financed by seller, bearing interest at 7.25%, unsecured	850	—
8% limited recourse secured convertible subordinated notes, bearing interest at 8% payable monthly, to mature December 31, 2014, collateralized by the common stock of PawnMart, net of discount of $111 and $55 at June 30, 2006 and 2005, respectively	19,889	8,771
Note payable secured by real estate from seller	625	—
Other unsecured notes payable	146	266

	23,537	9,971
Less: current maturities	(2,457)	(360)

Long term notes payable	$21,080	$9,611

      PawnMart currently has a revolving credit facility with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.0% (10.25% at June 30, 2006), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock, $0.01 par value (the “Common Stock”), unless specifically approved by the Lender. At June 30, 2006, $1,880,000 was outstanding under the Credit Facility and an additional $1,846,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at June 30, 2006. During Fiscal 2006 the Company paid fees associated with the Credit Facility totaling $60,000.
      The Company also compromised certain priority tax claims in the amount of $621,000 in its reorganization plan, agreeing to pay the claims over a six year period from the date of assessment in quarterly installments of approximately $35,000 including interest at the rate of 7% per annum. The current portions due as of June 30, 2006 and 2005 were $120,000 and $118,000, respectively. The long term portions due as of June 30, 2006 and 2005 were $26,000 and $148,000, respectively.
      As of June 30, 2006 the Company had completed the private placement of its $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”). The Convertible Notes bear interest at a rate of 8% per annum, payable monthly and mature in December 2014, and are collateralized by the common stock of PawnMart. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s Common Stock, based on a conversion price of $10.00 per common share. The Convertible

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart; provided, however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. As of June 30, 2006 the Company had paid $1,800,000 in commissions and issued 200,000 Selling Agent’s Warrants. The Selling Agent’s warrants are valued at $0.62 each for a total of $124,000 as of June 30, 2006. Such amounts are included as a direct increase to stockholders’ equity.
      As of June 30, 2006 annual maturities of the outstanding long-term debt and the bank line of credit for each of the five years after June 30, 2006 are as follows (in thousands):

2007	$2,457
2008	985
2009	206
2010	—
2011	—
Thereafter	20,000

$23,648

(6)	Income Taxes
      The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below (in thousands):

	June 30,	June 30,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$3,823	$3,930
Property and equipment	116	41
Inventories	69	38
Intangible assets	24	10

Total gross deferred tax assets	4,032	4,019
Less valuation allowance	(4,032)	(4,019)

Net deferred tax assets	$—	$—

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      The provisions for income taxes differ from amounts determined by applying the expected federal statutory tax rate to income from continuing operations before income taxes. Following is a reconciliation of such differences (in thousands):

	For the Year	For the Year
	Ended	Ended
	June 30, 2006	June 30, 2005

Tax expense (benefit) at federal statutory rates	$(298)	$118
Effect of Series A preferred stock dividends not deductible	80	89
State and local income taxes, net of federal tax benefit	37	45

	(181)	252
Change in valuation allowance	13	(241)
Adjustments to previously recorded deferred tax assets	181	—
Tax expense allocated to additional paid in capital related to bankruptcy	—	196

	$13	$207

      At June 30, 2006 the Company has net operating loss carryforwards of approximately $11,243,000 and which expire from 2014 to 2017 and net capital loss carryforwards of $662,000 which expire in 2021. During Fiscal 2003, the Company recognized income of approximately $11,800,000 due to discharge of indebtedness in conjunction with the confirmation of the Company’s bankruptcy Plan. A formal legal or tax opinion on the effects of the Company’s bankruptcy proceedings on the survival of the net operating loss carryforwards, their future availability, or any limitation on the utilization of these net operating loss carryforwards has not been obtained by management. Deferred tax valuation allowances of $4,032,000 and $4,019,000 offset deferred tax assets at June 30, 2006 and 2005, respectively, based on management’s determination that it is more likely than not that such amounts may not be subsequently realized.

(7)	Equity
      Under the Plan, the Company has the authority to issue a total of 12,500,000 shares of stock, consisting of 2,500,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”) issuable in series (“Series”), and 10,000,000 shares of Common Stock. Of the Preferred Stock, 1,250,000 shares are designated and known as Series A Preferred Stock (the “Series A Preferred Stock”) and 500,050 shares are designated and known as Series B Preferred Stock (the “Series B Preferred Stock”). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware.
      Issuance of Preferred Stock. The Company issued 1,071,636 shares of Series A Preferred Stock and 500,042 shares of Series B Preferred Stock to the stockholders of C/ M Holdings, Inc. pursuant to the Merger. As of June 30, 2006, 200,006 shares of Series A Preferred Stock have been redeemed. The preferences, rights and voting powers (and the qualifications, limitations, or restrictions thereof) of the Series A Preferred Stock and the Series B Preferred Stock are as follows:

Dividends. Holders of the Series A Preferred Stock and Series B Preferred Stock are each entitled to receive an annual cumulative cash dividend of $0.25 per share, payable quarterly in arrears.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)

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

Redemption. The Company is required to redeem, on a pro rata basis, 100,000 shares of Series A Preferred Stock on April 30, 2005, and on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the shares of Series A Preferred Stock then outstanding, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon. Through June 30, 2006, 200,006 shares were redeemed for $1,000,030. The Company has the right, but not the obligation, to redeem, on a pro rata basis, the Series B Preferred Stock at any time after April 30, 2009, at the rate of $5.00 per share plus all accumulated but unpaid dividends thereon.

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
      Issuance of Common Stock. The Company issued 2,079,948 shares of Common Stock to the creditors in the bankruptcy, which, following the Merger, represents approximately 55% of the issued and outstanding shares of Common Stock of the Company, after giving effect to the conversion of all of the Series B Preferred Stock issued to the shareholders of C/ M Holdings, Inc. pursuant to the Merger.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      During Fiscal 2006 the Company (1) received $40,000 in net proceeds from the sale of 40,000 shares of Common Stock upon exercise of stock options granted pursuant to the Company’s 2003 Stock Option Plan and (2) received $146,000 in net proceeds from the sale of 70,210 shares of Common Stock to current and former employees pursuant to the 2005 Stock Purchase Plan. Effective January 1, 2005, the Company suspended issuing restricted stock under the 2003 Stock Incentive Plan due to changes in Section 409A of the Internal Revenue Code.
      Treasury Stock. The Company purchased no shares of Common Stock during Fiscal 2006.

(8)	Stock Option Plan, Stock Incentive Plan, Stock Purchase Plan and Warrants to Purchase Common Stock
      The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period up to two years from the date of grant and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized $56,800 and $1,600 of compensation expense for options granted for the years ended June 30, 2006 and 2005, respectively.
      The following table summarizes the stock option activity of the Company from the time it emerged from bankruptcy:

	Options Outstanding
			Weighted Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Life

Outstanding at June 30, 2003	455,000	$1.00
Granted	30,000	1.60	7.3 years
Exercised	(249,000)	1.02
Forfeited/ Cancelled	(30,000)	1.00

Outstanding at June 30, 2004	206,000	1.09	7.1 years
Granted	20,000	1.56	8.3 years
Exercised	(2,000)	1.00
Forfeited/ Cancelled	(4,000)	1.00

Outstanding at June 30, 2005	220,000	1.13	7.8 years
Granted	40,000	2.90	9.3 years
Exercised	(40,000)	1.00
Forfeited/ Cancelled	—	—

Outstanding at June 30, 2006	220,000	$1.48	7.6 years

Exercisable at June 30, 2006	220,000	$1.48

Exercisable at June 30, 2005	220,000	$1.13

Exercisable at June 30, 2004	154,000	$1.08

      The weighted average fair value of the options granted during 2006 was $1.42 per common share. The Company used the Black-Scholes option pricing model to determine the fair value of all options granted during 2006 which were immediately exercisable when granted. Implementation of the Black-Scholes option pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
that it believed to be most appropriate at the time of the valuation. The fair value of the 2006 options was estimated at the date of grant using the following assumptions: risk-free rate of 5.10%, no dividend yield, 52.1% volatility in the stock price and weighted average expected lives of 60 months for 2006. The weighted average fair value of the options granted during 2005 was $2.01 per common share. The fair value of the 2005 options was estimated at the date of grant using the minimum value method with the following assumptions: risk free rate of 3.87%, no dividend yield and weighted average expected lives of 60 months for 2005. The minimum value method assumes 50% volatility in the stock price. The Company’s utilized the minimum value method due to limited trading of its common stock during 2005 subsequent to it being listed on the NASDAQ OTCBB in August 2004.
      The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of 325,000 shares were reserved under the Incentive Plan. The Incentive Plan provides an opportunity to employees of the Company to purchase common shares directly from the Company through payroll deductions. As of June 30, 2006 and 2005, 74,856 shares have been issued under the Incentive Plan. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
      The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows employees and director to purchase Common Stock at discount of 15% to the fair market price. The Company recognized $17,500 and $0 in compensation expense for Fiscal 2006 and 2005 for Common Stock purchases pursuant to the Stock Purchase Plan.
      The 200,000 warrants issued in connection with the Convertible Notes are exercisable to purchase one share of the Company’s Common Stock at $11.00 per share and are valued at $0.62 each, for a total of $124,000 which is reflected as a discount on the debt and an increase in the Company’s additional paid in capital. The Company used the Black-Scholes option pricing model to determine the fair value of all warrants issued during 2006 and 2005 in connection with the Convertible Notes. Implementation of the Black-Scholes option pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation which include the following assumptions: risk-free rate of 4.40% and 3.80% in 2006 and 2005, respectively, no dividend yield, 52.1% and 50.0% volatility in the stock price for 2006 and 2005, respectively, and weighted average expected lives of 84 months for 2006 and 2005.

(9)	Weighted Average Shares and Net Income Per Common Share
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

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the Company for the years ended June 30, 2006 and 2005 is as follows:

	Net Income Allocable to
For the Year Ended June 30, 2006	Common Shareholders	Shares	Per Share

Basic loss per common share	$(1,014,000)	2,433,344	$(0.42)

Dilutive effect of stock options	—	—

Diluted earnings per common share	$(1,014,000)	2,433,344	$(0.42)

	Net Income Allocable to
For the Year Ended June 30, 2005	Common Shareholders	Shares	Per Share

Basic earnings per common share	$16,000	2,359,434	$0.01

Dilutive effect of stock options	—	116,664

Diluted earnings per common share	$16,000	2,476,098	$0.01

      The Company had stock options outstanding for the purchase of 220,000 common shares as of June 30, 2006 and 2005. The Company’s Common Stock began trading on the OTCBB in September 2004. As of June 30, 2006 the exercisable stock options were antidilutive. Consequently, as of June 30, 2006 none of the options to purchase common shares have been included in the computation. As of June 30, 2005 the exercisable stock options were dilutive as the market value of the Company’s common shares exceeded the strike price for the outstanding options. Consequently, as of June 30, 2005 none of the options to purchase common shares have been excluded from the computation. Common stock issuable upon conversion of the Series B Preferred Stock and the conversion of the Convertible Notes are not included in the computation as of June 30, 2006 and 2005 as they are antidilutive. Additionally, the 200,000 and 88,260 warrants granted to brokers for sales of the Convertible Notes as of June 30, 2006 and 2005, respectively, are not included in the computation since they are antidilutive.

(10)	Investments
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

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      As of June 30, 2006 and 2005, the Company’s investments consisted of (in thousands):

		Unrealized	Market
As of June 30, 2006	Cost	Gain (Loss)	Value

Stocks:
Integrity Mutual Funds (See Note 11(b))	$645	$(59)	$586
Other	7	(7)	—

Total Stocks	$652	$(66)	$586
Bonds, maturing in:
2008	115	14	129
2009	352	15	367
2010	—	—	—
Thereafter	8,479	(234)	8,245

Total Bonds	8,946	(205)	8,741

Total	$9,528	$(271)	$9,327

		Unrealized	Market
As of June 30, 2005	Cost	Gain (Loss)	Value

Stocks	$7	$(6)	$1
Bonds, maturing in:
2008	848	26	874
2009	157	52	209
2010	312	19	331
Thereafter	3,155	107	3,262

	4,472	204	4,676

Total	$4,479	$198	$4,677

(11)	Investments in American IronHorse and Integrity

(a)	Investment in American IronHorse Motorcycle Company, Inc.
      The Company has invested $6,451,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) as June 30, 2006. The Company owns 17.69% of the common stock of American IronHorse and accounts for this investment as a non-current asset on the cost method.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      Following is summary balance sheet information for American IronHorse as of June 30, 2006 and December 31, 2005:

	As of	As of
	June 30,	December 31,
	2006	2005

	(Unaudited)
	(In thousands)
Current assets	$30,064	$37,358

Total assets	$33,909	$41,663

Current liabilities	$28,093	$28,120

Total liabilities	$28,265	$28,291

Stockholders’ equity	$11,678	$13,372

      Following is a summary operating information for the six months ended June 30, 2006 and for the year ended December 31, 2005:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

	(Unaudited)
	(In thousands)
Total revenues	$30,746	$96,802

Net income/(loss)	$(3,625)	$2,523

      The Company received fees from American IronHorse of $18,000 and $128,000 in 2006 and 2005, respectively for management advisory services and for financing provided by the Company and earned $27,000 in interest income from American IronHorse.

(b)	Investment in Integrity Mutual Funds, Inc.
      The Company reported its investment in Integrity Mutual Funds, Inc. (“Integrity”) common stock at market value as of June 30, 2006. The Company owns 10.7% of the common stock of Integrity and accounts for this investment as a non-current asset on the cost method.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)

(12)	Commitments and Contingencies
      The Company is obligated under various long-term operating lease agreements for store locations and office space. Total rent expense for all operating leases was approximately $1,468,000 and $1,481,000 and for the years ended June 30, 2006 and 2005, respectively.
      Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are (in thousands):

2007	$1,326
2008	1,240
2009	804
2010	465
2011	128
Thereafter	14

Total minimum lease payments	$3,977

      The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management is not aware of any claims or lawsuits and, if there were any, in the opinion of management, the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(13)	Operating Segment Information
      The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services. PawnMart operates 26 pawn shops in Georgia and North Carolina. Advisors provided management and advisory services to American IronHorse through March 28, 2005. Advisors directs the investment of the Company’s available funds in marketable securities and other investment opportunities. Holdings was formed by the Company in February 2005 to acquire real estate on which the Company’s pawnshops are located.

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
      Operating information for the years ended June 30, 2006 and 2005 is set forth below (in thousands):

		Investment,
		Management
	Pawn	and Advisory
Year Ended June 30, 2006	Lending	Services	Consolidated

Revenues:
Merchandise sales	$15,201	$—	$15,201
Pawn service charges and related fee income	6,225	—	6,225
Management advisory and related fee income	—	18	18
Other	29	—	29

Total Revenues	21,455	18	21,473
Expenses:
Cost of sales	10,979	—	10,979
Store operating expenses	6,280	—	6,280
Corporate administrative expenses	2,007	880	2,887
Depreciation and amortization	359	26	385

Operating income (loss)	1,830	(888)	942
Interest and dividend income	12	747	759
Interest expense	(220)	(1,695)	(1,915)
Gain on sale of investments	—	706	706
Loss on futures contracts	(1,368)	—	(1,368)

Net income (loss) before taxes	$254	$(1,130)	$(876)

Total Assets	$12,673	$21,570	$34,243

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)

		Investment,
		Management
	Pawn	and Advisory
Year Ended June 30, 2005	Lending	Services	Consolidated

Revenues:
Merchandise sales	$12,618	$—	$12,618
Pawn service charges and related fee income	6,249	—	6,249
Management advisory and related fee income	—	128	128

Total Revenues	18,867	128	18,995
Expenses:
Cost of sales	9,348	—	9,348
Store operating expenses	5,789	—	5,789
Corporate administrative expenses	1,862	1,025	2,887
Depreciation and amortization	417	—	417

Operating income (loss)	1,451	(897)	554
Interest and dividend income	3	208	211
Interest expense	(281)	(467)	(748)
Gain on sale of investments	—	331	331

Net income (loss) before taxes	$1,173	$(825)	$348

Total Assets	$11,537	$10,683	$22,220

(14)	Related Party Transactions
      On April 3, 2006 the Company loaned $900,000 to American IronHorse primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006. The loan is payable on demand, and in the absence of a demand, on March 31, 2007, bears interest at 12% per annum, is unsecured, and subordinated to the indebtedness of American IronHorse to its lender. So long as there is no default under its loan documents, American IronHorse is permitted to make monthly payments of interest to the Company. Principal reduction payments of any kind, however, are only permitted out of cash proceeds from a recapitalization of American IronHorse involving the public or private sale or issuance of stocks, bonds, debentures, notes or other equity or debt securities of American IronHorse. In consideration for the loan, the Company received an $18,000 origination fee and a warrant to purchase 90,000 shares of common stock of American IronHorse at a price not to exceed $10.00 per share. The Company assigned no value to these warrants as of June 30, 2006. The Company also earned $27,000 in interest income related to the $900,000 loan to American IronHorse in Fiscal 2006.
      As of January 6, 2006 the Company acquired an additional 190,000 shares of American IronHorse common stock in a private transaction with a former officer and director of American IronHorse at $8.50 per share, for a total consideration of $1,615,000. The purchase price was paid partly in cash and partly by the delivery by the Company of a three-year unsecured promissory note in the amount of $968,000 providing for level payments of principal plus interest at 7.25% per annum. The amount of the purchase price is subject to increase to $10.00 per share (for a total consideration of $1,900,000) and the promissory note is subject to acceleration upon the occurrence of a triggering event.
      Dwayne A. Moyers is Chief Executive Officer and Chairman of the Board of the Company and Xponential Advisors, Inc. and also serves as Chairman of the Board of American IronHorse. Robert W. Schleizer, the Company’s Chief Financial Officer and a director, is a director of American IronHorse and

XPONENTIAL, INC.
Notes to Consolidated Financial Statements — (Continued)
previously served as that company’s Chief Financial Officer from January 2004 to March 2005. James R. Richards, a director of the Company, is a director of American IronHorse.
      Sanders Morris Harris, Inc. (“SMH”), a related party, employs Jeffrey A. Cummer and Dwayne A. Moyers as officers of a subsidiary and executes security transactions for the Company. Messrs. Moyers and Cummer are also officers and directors of the Company. Commissions paid to SMH were $10,185 and $6,785 for the years ended June 30, 2006 and 2005, respectively.
      As of June 30, 2006, the Company owned 1,463,642 shares of Integrity common stock. SMH, a related party, provides investment advisory services to Integrity and was paid $237,237 in advisory fees from Integrity for the year ended June 30, 2006. (See Note 15).
      Massie Capital, Inc., the selling agent for the Company’s 8% Limited Recourse Secured Convertible Notes, earned commissions totaling $1,800,000 and was granted a total of 200,000 warrants for purchase of shares of the Company’s Common Stock at a price of $11.00 per share in connection with the sale of $20,000,000 of Convertible Notes. William R. Massie, a director of the Company, is a principal of Massie Capital, Inc. and is a director of American IronHorse. Massie Capital, Inc. paid to SMH $1,156,890 in selling commissions on the sale of $16,527,000 of Convertible Notes through June 30, 2006 and transferred to SMH 128,420 of the warrants it received.

(15)	Subsequent Events
      On July 6, 2006 Mr. James Richards and Mr. Robert Schleizer, directors of the Company, were appointed to the board of directors of American IronHorse, giving the Company three of the seven directors on the American IronHorse board of directors. As a result, management has determined that its investment in American IronHorse will be reported on the equity method beginning in Fiscal 2007.
      On July 26, 2006 and September 21, 2006, the Company acquired an additional 120,000 and 80,000 shares of common stock of Integrity, increasing the Company’s ownership to 1,663,642 shares representing approximately 12.3% of the outstanding shares of common stock of Integrity.
      On October 4, 2006 PawnMart completed the purchase of 3,050,000 Series A Convertible Preferred Shares of Integrity (the “Preferred Shares”), for a total of $1,525,000, which shares are convertible into 3,050,000 shares of common stock of Integrity. PawnMart has agreed not to convert the Preferred Shares prior to the earlier to occur of September 30, 2008 or a sale of Integrity.
      On October 11, 2006 PawnMart purchased a $950,000 Convertible Promissory Note (the “Promissory Note”) from Integrity. The Promissory Note bears interest at a rate of 6.5%, payable semiannually, and matures in October 2016. At any time after October 15, 2009 PawnMart may convert the Promissory Note into common shares of Integrity at a price of $0.50 per share for each $0.50 of principal of the Promissory Note then outstanding, subject to anti-dilutive adjustment. The Promissory Note is automatically convertible into common shares of Integrity on the foregoing basis upon the earlier to occur of a sale of Integrity or maturity of the Promissory Note.

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

ITEM 10.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger between PawnMart, Inc. and C/ M Holdings, Inc. dated August 1, 2002.(1)
3.1	Amended and Restated Certificate of Incorporation of PawnMart, Inc. as filed with the Delaware Secretary of State on August 30, 2002.(1)
3.2	Certificate of Amendment to Certificate of Incorporation of PawnMart, Inc.(2)
3.3	Amended and Restated Bylaws of PawnMart, Inc.(3)
3.4	Amendment Number One to Amended and Restated Bylaws of PawnMart, Inc.(2)
3.5	Amendment Number Two to Amended and Restated Bylaws of Xponential, Inc.(4)
4.1	Indenture dated as of October 8, 2004 between Xponential, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(5)
4.2	Supplemental Indenture dated as of October 8, 2004 to Indenture dated as of October 8, 2004 between Xponential, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee.(5)
10.1	PawnMart, Inc. 2003 Stock Option Plan.(6)
10.2	Amendment Number One to PawnMart, Inc. 2003 Stock Option Plan.(7)
10.3	PawnMart, Inc. 2003 Stock Incentive Plan.(6)
10.4	Amendment Number One to PawnMart, Inc. 2003 Stock Incentive Plan.(8)
10.5	PawnMart, Inc. Capital Incentive Program dated January 1, 2003 adopted by the Company’s Board of Directors on December 16, 2002.(9)
10.6	Amendment Number One to PawnMart, Inc. Capital Incentive Program.(8)
10.7	Amendment Number Two to Xponential, Inc. Capital Incentive Program.(10)
10.8	Amendment Number Three to Xponential, Inc. Capital Incentive Program.(11)
10.9	Xponential, Inc. 2005 Stock Purchase Plan.(12)
10.10	First Amendment to Xponential, Inc. 2005 Stock Purchase Plan. (16)
10.11	Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 17, 2004.(13)
10.12	First Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated October 8, 2004; Letter agreement amendment to Section 2(f) of Loan and Security Agreement dated October 5, 2004; and Account Control Agreement between Xponential, Inc., as debtor, FCC, LLC, as lender, and Wachovia Securities, as broker, dated October 14, 2004.(14)
10.13	Second Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated June 30, 2005.(15)
10.14	Amendment to Loan and Security Agreement between PawnMart, Inc., as borrower, Xponential, Inc., as parent, and FCC, LLC, as lender, dated September 23, 2005.(15)
10.15	Sales Contract between Xponential Real Estate Holdings, Inc. as buyer and Bradford, Bradford & Williams as seller, dated November 23, 2005; Warranty Deed dated December 30, 2005; Purchase Money Deed to Secure Debt, Assignment and Security Agreement between dated December 30, 2005; and Purchase Money Note in the original principal amount of $625,000 with Xponential Real Estate Holdings, Inc. as borrower and Bradford, Williams and Williams as lender, dated December 30, 2005.(17)

Number	Description

10.16	Stock Purchase Agreement by and between Slammer Partners L.P., a Texas limited partnership, as seller, Tim D. Edmondson, as the general partner of seller, and Xponential, Inc., as buyer, dated January 6, 2006; and Promissory Note in the original principal amount of $967,944.42 payable by Xponential, Inc. to Slammer Partners, L.P., dated January 6, 1006.(17)
10.17	Promissory Note in the original principal amount of $900,000 with American IronHorse Motorcycle Company, Inc. as maker and Xponential, Inc. as payee, dated April 3, 2006.(18)
10.18	Warrant issued to Xponential, Inc. for the purchase of 90,000 shares of common stock of American IronHorse Motorcycle Company, Inc. at a price not to exceed $10.00 per share, dated April 3, 2006.(18)
10.19	Letter from American IronHorse Motorcycle Company, Inc. to Xponential, Inc. regarding payment of origination fee, dated April 3, 2006.(18)
10.20	Subordination Agreement among Xponential, Inc., Curtiswood Capital, LLC, American IronHorse Motorcycle Company, Inc., and Textron Financial Corporation dated April 3, 2006.(18)
21.1	Subsidiaries of Xponential, Inc.*
23.1	Consent of Grant Thornton, LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 16, 2002 (File No. 1-13919).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2003 (File No. 1-13919).

(3)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on August 20, 2002 (File No. 1-13919).

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 23, 2005 (File No. 1-13919).

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on February 18, 2005 (File No. 1-13919).

(6)	Filed as an exhibit to the registrant’s Definitive Proxy Statement filed on January 28, 2003 (File No. 1-13919).

(7)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104575).

(8)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed on April 16, 2003 (File No. 333-104576).

(9)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2003 (File No. 1-13919).

(10)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005 (File No. 1-13919).

(11)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 29, 2005 (File No. 1-13919).

(12)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on May 5, 2005 (File No. 1-13919).

(13)	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB filed on September 28, 2004 (File No. 1-13919).

(14)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004 (File No. 1-13919).

(15)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 28, 2005 (File No. 1-13919).

(16)	Filed as an exhibit to the registrant’s Definitive Proxy Statement dated September 30, 2005, filed October 3, 2005 (File No. 1-13919).

(17)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB filed on February 15, 2006 (File No. 1-13919).

(18)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on April 7, 2006 (File No. 1-13919).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xponential, Inc.

October 11, 2006	By: /s/ Dwayne A. Moyers Dwayne A. Moyers Chief Executive Officer and Vice President

October 11, 2006	By: /s/ Robert W. Schleizer Robert W. Schleizer Executive Vice President and Chief Financial Officer
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwayne A. Moyers Dwayne A. Moyers	Chairman of the Board, Chief Executive Officer, Vice President and Director	October 11, 2006

/s/ Robert W. Schleizer Robert W. Schleizer	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	October 11, 2006

/s/ Jeffrey A. Cummer Jeffrey A. Cummer	Vice President and Director	October 11, 2006

/s/ J. Robert Collins J. Robert Collins	Director	October 11, 2006

/s/ Carroll Dawson Carroll Dawson	Director	October 11, 2006

/s/ James R. Richards James R. Richards	Director	October 11, 2006

/s/ John H. Wilson John H. Wilson	Director	October 11, 2006

EXHIBIT INDEX

Number	Description

21.1	Subsidiaries of Xponential, Inc.
23.1	Consent of Grant Thornton, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002