Form 10QSB
period 2006-09-30
XPONENTIAL INC
filed 2006-11-14
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File No. 1-13919
Xponential, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of	75-2520896 (I.R.S. Employer Identification No.)
incorporation or organization)
6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30080
(Address of principal executive offices)
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The Company has 2,525,605 shares of Common Stock, par value $0.01 per share, outstanding as of November 9, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$787	$1,932
Investments-marketable securities	8,602	8,741
Accounts and short term notes receivable	451	1,499
Pawn service charges receivable	474	524
Pawn loans receivable	4,304	4,763
Inventories, net	5,647	5,242
Prepaid expenses and other current assets	247	171

Total current assets	20,512	22,872

Property and equipment, net	2,543	2,464
Notes receivable — American IronHorse Motorcycle Company, Inc. (Note 10)	900	—
Investment in American IronHorse Motorcycle Company, Inc. (Note 10)	5,606	6,451
Investment in Integrity Mutual Funds, Inc. (Note 11)	814	586
Note issuance costs, net of amortization of $229 and $179 as of September 30, 2006 and June 30, 2006, respectively	1,663	1,713
Other assets, net of amortization of $99 and $86 as of September 30, 2006 and June 30, 2006, respectively	174	157

Total assets	$32,212	$34,243

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$787	$1,880
Current maturities of notes payable	515	577
Accounts payable and accrued expenses	392	495
Accrued payroll and payroll taxes	254	150
Deferred revenue	186	152
Accrued interest	144	132
Redeemable Preferred Stock — Series A	500	500

Total current liabilities	2,778	3,886

Long term notes payable:
8% limited recourse convertible notes, net of discount of $117 and $111 at September 30, 2006 and June 30, 2006, respectively	19,883	19,889
Other long term notes payable	1,084	1,191

Total long term notes payable	20,967	21,080
Commitments and contingencies
Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 871,630 shares issued at September 30, 2006 and June 30, 2006, respectively	3,858	3,858

Total long term liabilities	24,825	24,938

Total liabilities	27,603	28,824

Stockholders’ equity:
Preferred stock — Series B; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 shares issued at September 30, 2006 and June 30, 2006, respectively	5	5
Common stock — $0.01 par value; 10,000,000 shares authorized, 2,512,284 and 2,491,014 shares issued as of September 30, 2006 and June 30, 2006, respectively	25	25
Additional paid-in capital	6,011	5,959
Retained deficit	(1,258)	(258)
Accumulated other comprehensive loss	(134)	(272)
Less treasury stock, at cost; 25,000 common shares at September 30, 2006 and June 30, 2006, respectively	(40)	(40)

Total stockholders’ equity	4,609	5,419

Total liabilities and stockholders’ equity	$32,212	$34,243

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except per share data)	September 30, 2006	September 30, 2005
Revenues:
Merchandise sales	$3,550	$3,097
Pawn service charges and related fee income	1,607	1,600

Total revenues	5,157	4,697

Cost of sales	2,744	2,348

Gross profit	2,413	2,349
Expenses:
Store operating expenses	1,548	1,518
Corporate administrative expenses	685	696
Depreciation and amortization	86	104

Total expenses	2,319	2,318

Operating income	94	31

Interest and dividend income	238	115
Interest expense including Series A preferred dividends of $54 and $61 for the three months ended September 30, 2006 and 2005, respectively	(588)	(348)
Gain (loss) on futures contracts	52	(66)
Gain on investments	80	1
Loss from American IronHorse Motorcycle Company, Inc.	(407)	—

Net loss before taxes and cumulative effect of change in accounting principle	(531)	(267)
Income tax benefit	—	(70)

Net loss before cumulative effect of change in accounting principle	(531)	(197)
Cumulative effect of change in accounting principle (Note 10)	(438)	—

Net loss	(969)	(197)
Preferred stock dividend requirement	(31)	(31)

Net loss allocable to common stockholders	$(1,000)	$(228)

Net loss per common share (Note 6):
Basic and Diluted -
Net loss before cumulative effect of change in accounting principle	$(0.22)	$(0.10)
Cumulative effect of change in accounting principle	(0.18)	—

Net Loss per common share	$(0.40)	$(0.10)

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(969)	$(197)
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	438	—
Depreciation and amortization	88	104
Non cash compensation expense	6	—
Gain on sale of investments	(81)	(1)
Non cash loss from American IronHorse Motorcycle Company, Inc	407	—
Deferred income tax benefit related to bankruptcy	—	(70)
Non-cash interest expense	—	14
Amortization of debt issue costs	51	27
Changes in operating assets and liabilities:
Accounts receivable	148	(145)
Pawn service charges receivable	50	30
Inventories, net	(405)	(1,285)
Prepaid expenses and other current assets	(76)	21
Accounts payable and accrued liabilities	47	(157)

Net cash used in operating activities	(296)	(1,659)
Cash flows from investing activities:
Pawn loans made	(4,176)	(4,596)
Pawn loans redeemed	1,767	1,712
Inventory acquired from loan forfeitures	2,868	3,162
Proceeds from sale of investments	910	—
Purchase of investments	(780)	(709)
Purchases of property and equipment	(160)	(484)
Other assets	(30)	20

Net cash provided by (used in) investing activities	399	(895)
Cash flows from financing activities:
Borrowings on notes payable	2,945	4,205
Principal payments on notes payable	(4,207)	(3,787)
Convertible note offering proceeds	12	2,724
Convertible note offering costs	(1)	(251)
Proceeds from issuance of common stock	34	—
Dividends paid	(31)	(31)

Net cash provided by (used in) financing activities	(1,248)	2,860

Net increase (decrease) in cash and cash equivalents	(1,145)	306
Cash and cash equivalents at beginning of period	1,932	407

Cash and cash equivalents at end of period	$787	$713

Supplemental disclosures of cash flow information — Cash paid for interest	$511	$288

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation
     The consolidated financial statements include the accounts of Xponential, Inc., formerly PawnMart, Inc. (the “Company”), and its wholly-owned subsidiaries Xponential Advisors, Inc. (“Advisors”), Xponential Real Estate Holdings, Inc. (“Real Estate Holdings”) and PawnMart, Inc. (“PawnMart”). All intercompany transactions have been eliminated.
     The Company was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart is specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of September 30, 2006 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of September 30, 2006 and 2005 and for the three month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
     Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     The financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2006 included in the Company’s Form 10-KSB which have been previously filed with the Securities and Exchange Commission.
(2)	Recent Accounting Pronouncements
     In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The Company does not currently recognize any value for its tax net operating losses.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company will adopt SAB 108 for its fiscal year ending June 30, 2007. The Company will not be required to record an adjustment upon applying SAB 108.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that adoption of FAS 157 will have a significant impact on its financial position, results of operations or cash flows.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(3)	Notes Payable

Revolving Credit Facility-

PawnMart currently has a revolving credit facility with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “ Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.0% (10.25% at September 30, 2006), and matures on June 17, 2007 (the “Credit Facility”). The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventory. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At September 30, 2006, $787,000 was outstanding under the Credit Facility and an additional $2,420,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at September 30, 2006.

8% Limited Recourse Convertible Notes-
     The Company completed the private placement of its $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) in Fiscal 2006. The Convertible Notes bear interest at a rate of 8% per annum. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (the “Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart; however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. The Company issued 200,000 Selling Agent’s Warrants in connection with the sale of the Convertible Notes. The warrants, which are exercisable to purchase one share of the Company’s Common Stock at $11.00 per share, are valued at $0.62 each for a total of $124,000 as of September 30, 2006 and June 30, 2006. Such amounts are included as a direct increase to stockholders’ equity.
(4)	Equity
     The Company has the authority to issue a total of 12,500,000 shares of stock, consisting of 2,500,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”) issuable in series (“Series”), and 10,000,000 shares of Common Stock, par value $0.01 per share (the “Common Stock”). Of the Preferred Stock, 1,250,000 shares are designated and known as Series A Preferred Stock (the “Series A Preferred Stock”) and 500,050 shares are designated and known as Series B Preferred Stock (the “Series B Preferred Stock”). The remaining shares of Preferred Stock may be issued from time to time in one or more Series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more Series, and to fix the number of shares and to determine or alter for each such Series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the General Corporation Law of the State of Delaware.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5)	Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized no compensation expense for options granted during the three month periods ended September 30, 2006 and 2005, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding and exercisable at June 30, 2005	220,000	1.13
Granted	40,000	2.90
Exercised	(40,000)	1.00
Forfeited	—	—

Outstanding and exercisable at June 30, 2006	220,000	1.48
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at September 30, 2006	220,000	$1.48

     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan as of September 30, 2006. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. There were 91,480 shares issued under the Stock Purchase Plan as of September 30, 2006.
     The Stock Purchase Plan allows employees and directors to purchase common stock at discount of 15% to the fair market price. The Company recognized $6,000 in compensation expense for the three month period ended September 30, 2006 for common stock purchases pursuant to the Stock Purchase Plan.
     The FASB issued SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Since July 1, 2005 the Company has accounted for stock options issued under its Stock Option Plan and Stock Incentive Plan in accordance with SFAS No. 123(R) and has previously used SFAS No 123 for its stock based compensation accounting.
     In October 2005 the Company issued options to purchase 40,000 shares of the Company’s common stock to its independent directors. The options vested immediately upon issuance. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. Implementation of the Black-Scholes option pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had the Company used different

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. The Company must also apply judgment in developing an expectation of awards of stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
     For the three month period ended September 30, 2006 the Company recorded no cost for stock based compensation expense related to these options and there was no unrecognized compensation cost related to unvested options remaining to be recognized.
(6)	Weighted Average Shares and Net Income Per Common Share
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
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended September 30, 2006 and 2005 is as follows:

	Net Loss
	Allocable to
For the Three Months Ended	Common
September 30, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share before dividend and cumulative effect of change in accounting principle	$(531,000)
Preferred stock dividend	(31,000)

Basic and diluted loss per common share before cumulative effect of change in accounting principle	(562,000)	2,511,590	$(0.22)
Cumulative effect of change in accounting principle	(438,000)	2,511,590	(0.18)

Net loss per common share	$(1,000,000)	2,511,590	$(0.40)

	Net Loss
	Allocable to
For the Three Months Ended	Common
September 30, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(228,000)	2,380,804	$(0.10)

     Series A Preferred Stock has been excluded from the computation of diluted earnings per share because the shares are not convertible into common shares and are not dilutive. Accordingly, dividends paid to holders of Series A Preferred Stock in the amount of $54,000 and $61,000 during the three months ended September 30, 2006 and 2005, respectively, are included as interest expense in the computation of diluted earnings per share.
     Options for the purchase of 220,000 common shares as of September 30, 2006 and 2005, respectively, have been excluded from the computation because they are antidilutive.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(7)	Investments in Marketable Securities
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
     As of September 30, 2006 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value
Stocks:
Integrity Mutual Funds Inc.	$749	$65	$814
Other	7	(7)	—

	756	58	814

Bonds, maturing in:
2008	—	—	—
2009	100	(5)	95
2010	—	—	—
Thereafter	8,693	(186)	8,507

	8,793	(191)	8,602

Total	$9,549	$(133)	$9,416

     As of June 30, 2006 the Company owned the following marketable securities:

(in thousands)	Cost	Unrealized Gain/(Loss)	Market Value
Stocks:
Integrity Mutual Funds, Inc.	$645	$(59)	$586
Other	7	(7)	—

	652	(66)	586

Bonds, maturing in:
2008	115	14	129
2009	352	15	367
2010	—	—	—
Thereafter	8,479	(234)	8,245

	8,946	(205)	8,741

Total	$9,598	$(271)	$9,327

(8)	Derivative Instruments
     The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528.70 per ounce which allowed the Company to consistently lend on jewelry pawn loans. In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in December 2006 and April 2007 to offset sixty contracts previously sold which expire in December 2008. The Company intends to replace any expiring contracts by purchasing contracts to fully hedge its exposure for the sixty contracts sold that expire in December 2008. The Company recognized a gain of $52,000 and a loss of $66,000 for the three months ended September 30, 2006 and 2005, respectively.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9)	Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	September 30, 2006	September 30, 2005
Net loss	$(531)	$(197)
Unrealized (gain) loss from available for sale securities	181	(79)
Reclassification of realized (gain) loss included in net income	(43)	65

Comprehensive loss	$(393)	$(211)

(10)	Investment in American IronHorse Motorcycle Company, Inc.
     The Company invested $6,451,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) common stock as of September 30, 2006 which represents 17.69% of the outstanding common stock of American IronHorse. The Company accounted for this investment as a non-current asset under the cost method through June 30, 2006. In July 2006 the Company placed two additional members on the board of directors of American IronHorse, for a total of three of seven directors and an officer of the Company was appointed as an officer of American IronHorse in August 2006 resulting in the Company taking a more active role in managing that business. As a result, the Company changed its accounting for its investment in American IronHorse to the equity method because of the significant influence the Company has on American IronHorse operations. The Company recognized an adjustment of $438,000 due to the cumulative effect of this change in accounting principle from the cost method to the equity method for this investment to record its proportionate share of cumulative losses.
     Following is a table presenting the cumulative effect of the change from the cost method to the equity method of accounting for the Company’s investment in American IronHorse:

	2006	2005	2004
Investment in American IronHorse as of fiscal years ended June 30, 2004, 2005 and 2006 – cost basis	$6,451	$4,835	$3,018
Add: % share of net income (loss) from American IronHorse for fiscal years ended June 30, 2004, 2005 and 2006	(639)	220	(19)
Add: cumulative net income (loss) prior fiscal years	201	(19)	—

Cumulative adjustment due to change to equity method	(438)	201	(19)

Investment at end of each fiscal year under equity method	$6,013	$5,036	$2,999

     For the three month period ended September 30, 2006, the Company recognized a loss of $407,000 from American IronHorse resulting in an investment balance of $5,606,000 under the equity method.
     The Company purchased an unsecured promissory note in the amount of $900,000 from American IronHorse in March 2006 and was paid $27,000 in interest income from American IronHorse during the three months ended September 30, 2006. The promissory note matures in March 2007 but management believes it will extend the maturity date and has accounted for the promissory note as a non-current asset.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10)	Investment in American IronHorse Motorcycle Company, Inc. (continued)
     Following is summary unaudited financial information for American IronHorse:

	As of	As of
	September 30, 2006	June 30, 2006
(in thousands)	(Unaudited)	(Unaudited)

Current assets	$30,183	$30,064

Current liabilities	25,703	23,611

Total assets	$33,699	$33,909
Total liabilities	25,895	23,803

Stockholders’ equity	$7,804	$10,106

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
(in thousands)	(Unaudited)	(Unaudited)

Total revenue	$12,681	$24,460

Net income (loss)	$(2,303)	$798

(11)	Investment in Integrity Mutual Funds, Inc
     The Company reported its investment in Integrity Mutual Funds, Inc. (“Integrity”) at market value as of September 30, 2006 and June 30, 2006. The Company owned 12.13% and 10.7% of the common stock of Integrity as of September 30, 2006 and June 30, 2006, respectively, and accounts for this investment as a non-current asset on the cost method.
(12)	Operating Segment Information
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

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)	Operating Segment Information (continued)
     Operating segment data for the three months ended September 30, 2006 and 2005 is set forth below (in thousands):

		Investment,
		Management and
Three Months Ended September 30, 2006	Pawn Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,550	$—	$3,550
Pawn service charges and related fee income	1,607	—	1,607
Total Revenue Total revenues	5,157	—	5,157

Expenses:
Cost of sales	2,744	—	2,744
Store operating expenses	1,548	—	1,548
Corporate administrative expenses	497	188	685
Depreciation and amortization	71	15	86

Operating income (loss)	297	(203)	94

Interest and dividend income	4	233	237
Interest expense	(48)	(540)	(588)
Gain on change of futures contracts value	52	—	52
Gain on sale of marketable securities	—	81	81
Loss from American IronHorse	—	(407)	(407)

Net income (loss) before taxes and cumulative effect of change in accounting principle	$305	$(836)	$(531)

Total Assets	$12,126	$20,086	$32,212

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)	Operating Segment Information (continued)

		Investment,
	Pawn	Management and
For the Three Months Ended September 30, 2005	Lending	Advisory Services	Consolidated
Revenue:
Merchandise sales	$3,097	$—	$3,097
Pawn service charges and related fee income	1,600	—	1,600

Total Revenue	4,697	—	4,697

Expenses:
Cost of sales	2,348	—	2,348
Store operating expenses	1,518	—	1,518
Corporate administrative expenses	474	222	696
Depreciation and amortization	104	—	104

Operating income (loss)	253	(222)	31

Interest and dividend income	—	115	115
Interest expense	(53)	(295)	(348)
Loss on futures contracts value	(66)	—	(66)
Gain on sale of marketable securities	—	1	1

Net income (loss) before taxes	$134	$(401)	$(267)

Total Assets	$12,562	$12,336	$24,898

(13)	Subsequent Events
     On October 4, 2006 PawnMart completed the purchase of 3,050,000 Series A Convertible Preferred Shares of Integrity (the “Preferred Shares”), for a total of $1,525,000, which shares are convertible into 3,050,000 shares of common stock of Integrity. PawnMart has agreed not to convert the Preferred Shares prior to the earlier to occur of September 30, 2008 or a sale of Integrity.
     On October 11, 2006 PawnMart purchased a $950,000 Convertible Promissory Note (the “Promissory Note”) from Integrity. The Promissory Note bears interest at a rate of 6.5%, payable semiannually, and matures in October 2016. At any time after October 15, 2009 PawnMart may convert the Promissory Note into common shares, $0.0001 par value, of Integrity at a price of $0.50 per share for each $0.50 of principal of the Promissory Note then outstanding, subject to anti-dilutive adjustment. The Promissory Note is automatically convertible into common shares of Integrity on the foregoing basis upon the earlier to occur of a sale of Integrity or maturity of the Promissory Note.

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
     In addition, the following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.
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
     The Company has invested in common stock of American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At September 30, 2006 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 988,659 shares or 17.69% of the outstanding common stock of American IronHorse (which would be reduced to 15.17% assuming conversion and exercise of all outstanding convertible securities). The Company also owns warrants to purchase an additional 100,000 shares at $ 15.00 per share and warrants to purchase an additional 90,000 shares at $ 10.00 per share. In addition, on April 3, 2006, the Company made a loan to American IronHorse in the amount of $900,000 primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006.
     At September 30, 2006 directors and officers of the Company, directly and through affiliates, collectively owned an additional 902,673 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 34,166 shares of common stock of American IronHorse), or 16.15%, of the outstanding common stock of American IronHorse (which would be reduced to 14.75% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd., Hulen Capital Partners, Inc. and Sanders Morris Harris Group Inc. Mr. Moyers is also chairman of the board of directors of American IronHorse, and Robert Schleizer and James Richards are directors of American IronHorse.
     The Company also provided management advisory services in conjunction with its financing and investments in American IronHorse. Xponential Advisors, Inc. was paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Mr. Schleizer up to a maximum of 24 hours per week. The advisory role of Mr. Schleizer with American IronHorse ended on March 31, 2005.
     On May 23, 2006 the Company completed a cash tender offer for the purchase of up to 3,000,000 shares of common stock of Integrity Mutual Funds, Inc. (“Integrity”), in which the Company purchased 1,323,642 shares, representing approximately 9.76% of the outstanding shares of common stock of Integrity. Prior to the commencement of the offering, the Company beneficially owned 140,000 shares, or 1.033% of the outstanding common stock of Integrity. As of September 30, 2006 the Company beneficially owned 1,663,642 shares, or 12.13% of the outstanding common stock of Integrity. In addition, Dr. J. Robert Collins, a director of the Company, beneficially owns 1,000 shares, or 0.007%, and Dwayne A. Moyers, a director of the Company, beneficially owns 47,500 shares, or 0.35% of the outstanding common stock of Integrity, which shares were acquired prior to the offering. The Company may continue to increase its investment in Integrity in the future pending approval by the Board of Directors.

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
     The Company’s total revenues are derived primarily from service charges on loans and the proceeds from the sales of merchandise inventory. The Company’s pawn loans are generally made on the pledge of tangible personal property for one month, with automatic extension periods based on statutory requirements. All pawn loans are collateralized by tangible personal property placed in the possession of the Company, except for automobile title loans. During the term of an automobile title loan, the borrower is allowed to maintain possession of the collateral. Pawn service charges are recognized when loans are repaid or renewed. If a loan is not repaid, the principal amount advanced on the loan, exclusive of any uncollected pawn service charges, becomes the carrying value of the forfeited collateral (inventory), which is recovered through subsequent sales. Management believes it will generate additional gains and losses from its investments of funds received from the sale of $20,000,000 of 8% limited recourse convertible notes in marketable securities during the fiscal year ending June 30, 2007 until the funds are deployed in the investment in or the acquisition of operating companies.
     Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended September 30, 2006 and September 30, 2005 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Merchandise sales	68.8%	65.9%
Pawn service charges and related fee income	31.2	34.1
Management advisory fees and related fee income	—	—

Total revenues	100.0	100.0
Cost of sales	53.2	50.0
Store operating expenses	30.0	32.3
Corporate administrative expenses	13.3	14.8
Depreciation and amortization	1.7	2.2

Operating income	1.8	0.7
Interest and dividend income	4.6	2.4
Interest expense	(11.4)	(7.4)
Gain on sale of marketable securities	1.6	—
Gain (loss) on futures contracts	1.0	(1.4)
Loss from American IronHorse	(7.9)	—

Net loss before income taxes and cumulative effect of change in accounting principle	(10.3)	(5.7)
Income tax benefit	—	1.5

Net loss before cumulative effect of change in accounting principle	(10.3)	(4.2)
Cumulative effect of change in accounting principle	(8.5)	—

Net loss	(18.8)%	(4.2)%

CRITICAL ACCOUNTING POLICIES
     The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, allowance for losses on advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results and the effects of recent account pronouncements have been reported in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Total revenues increased 9.8% to $5,157,000 during the three months ended September 30, 2006 (the “Three Month 2007 Period”) as compared to $4,697,000 during the three months ended September 30, 2005 (the “Three Month 2006 Period”). The overall increase was attributable primarily to increases in jewelry refining sales. Stores that remained open for the full twelve months or more as of September 30, 2006 (the “Comparable Stores”) experienced a net increase in revenues of $109,000, or 2.6%.
     Merchandise sales increased 14.6% to $3,550,000 during the Three Month 2007 Period from $3,097,000 during the Three Month 2006 Period. The increased sales are due primarily to increased jewelry refining sales which totaled $760,000 for the Three Month 2007 Period compared to $401,000 for the Three Month 2006 Period. The Company refines or melts down excess gold jewelry inventory to gold bullion and sells the gold bullion at market prices when conditions are favorable. Sales in Comparable Stores for the Three Month 2007 Period increased $95,000, or 3.6%.
     In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in December 2006 and April 2007 to offset sixty contracts previously sold which expire in December 2008.
     Pawn service charges were $1,607,000 during the Three Month 2007 Period compared to $1,597,000 during the Three Month 2006 Period.
     Gross profit increased 2.7% to $2,413,000 during the Three Month 2007 Period from $2,349,000 during the Three Month 2006 Period primarily due to improved gross profit on merchandise sales. Gross profit for Comparable Stores increased $2,000 for the Three Month 2007 Period as compared to the Three Month 2006 Period. Gross profit as a percentage of total revenues decreased to 47.0% during the Three Month 2007 Period as compared to 50.0% during the Three Month 2006 Period due to the increase in merchandise sales during the Three Month 2007 Period compared to the Three Month 2006 Period.
     Store operating expenses increased to $1,548,000 for the Three Month 2007 Period from $1,518,000 during the Three Month 2006 Period, a 2.0% increase primarily due to increased personnel expenses. On a Comparable Store basis, store operating expenses were 29.5% of total revenues during the Three Month 2007 Period compared to 32.2% of total revenues during the Three Month 2006 Period.
     Corporate administrative expenses decreased 1.6% to $685,000 during the Three Month 2007 Period from $696,000 during the Three Month 2006 Period primarily due to decreased professional and legal expenses. Corporate administrative expenses decreased to 13.3% of total revenues during the Three Month 2007 Period as compared to 14.8% during the Three Month 2006 Period.
     Interest expense increased $240,000 to $588,000 from $348,000 during the Three Month 2007 Period as compared to the Three Month 2006 Period primarily due to interest paid on the 8% limited recourse convertible notes.
     Interest and dividend income increased to $238,000 for the Three Month 2007 Period compared to $115,000 for the Three Month 2006 Period due primarily to the investment of proceeds from the issuance of 8% limited recourse convertible notes.
     The Company also recorded an unrealized gain of $52,000 on gold futures contracts during the Three Month 2007 Period compared to a loss of $66,000 for the Three Month 2006 Period. The Company recorded a gain of $80,000 on the sale of securities in the Three Month 2007 Period compared to $1,000 in the Three Month 2006 Period.
     The Company reported a $407,000 loss from American IronHorse for the Three Month 2007 Period. The Company changed its method of accounting to the equity method for its investment in American IronHorse effective July 2006 due to the significant influence it has over American IronHorse’s operations. The cumulative effect of this change in accounting principle resulted in a $438,000 adjustment for cumulative losses from American IronHorse.

     The Company recognized income tax benefit of $0 and $70,000 during the Three Month 2007 Period and Three Month 2006 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy and is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of 8% limited recourse convertible notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of September 30, 2006. During the Three Month 2007 Period the Company paid fees associated with the Credit Facility totaling $13,000.
     As of September 30, 2006 the Company’s sources of liquidity were $787,000 in cash and cash equivalents, $8,602,000 in marketable securities, $178,000 in trade accounts receivable, $474,000 in pawn service charges receivable, $900,000 in short term notes receivable, $273,000 in interest receivable, $4,304,000 in pawn loan receivables, $5,647,000 in inventories and $2,420,000 available to borrow under the Credit Facility. The Company had borrowed $787,000 under the Credit Facility as of September 30, 2006.
     As of September 30, 2006 the Company had completed its offering of $20,000,000 of 8% limited recourse secured convertible subordinated notes (“Convertible Notes”) through a private placement. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility.
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
     The Company believes it has sufficient working capital to fund its current operations for fiscal year ending June 30, 2007 and to expand through the acquisition of new stores and other businesses. The Company’s ability to expand will also be dependent on its ability to have sufficient availability under its Credit Facility.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
     The Company is exposed to market risk in the form of interest rate risk. This Company’s Credit Facility with FCC, LLC is priced with a variable rate based on the prevailing prime rate plus 2.0%. See Note 3 of “Notes to Consolidated Financial Statements.”
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
ITEM 4. CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
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

XPONENTIAL, INC. (Registrant)

November 13, 2006	By:	/s/ Robert W. Schleizer

Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002