Form 10QSB
period 2006-12-31
XPONENTIAL INC
filed 2007-02-20
CIK 1048142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2006.

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
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The Company has 2,553,335 shares of Common Stock, par value $0.01 per share, outstanding as of February 15, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	December 31,	June 30,
	2006	2006

Assets
Current assets:
Cash and cash equivalents	$468	$1,932
Investments-marketable securities	6,336	8,741
Accounts and short term notes receivable	916	1,499
Pawn service charges receivable	498	524
Pawn loans receivable	4,524	4,763
Inventories, net	4,929	5,242
Prepaid expenses and other current assets	253	171

Total current assets	$17,924	22,872
Property and equipment, net	2,912	2,464
Notes receivable — American IronHorse Motorcycle Company, Inc. (Note 10)	900	—
Investment in American IronHorse Motorcycle Company, Inc. (Note 10)	1,720	6,451
Investment in Integrity Mutual Funds, Inc. (Note 11)	3,473	586
Note issuance costs, net of amortization of $280 and $179 as of December 31, 2006 and June 30, 2006, respectively	1,612	1,713
Other assets, net of amortization of $113 and $86 as of December 31, 2006 and June 30, 2006, respectively	146	157

Total assets	$28,687	$34,243

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit	$1,440	$1,880
Current maturities of notes payable	400	577
Accounts payable and accrued expenses	285	495
Accrued payroll and payroll taxes	190	150
Deferred revenues	214	152
Accrued interest	37	132
Redeemable Preferred Stock — Series A	500	500

Total current liabilities	3,066	3,886

Long term notes payable:
8% limited recourse convertible notes, net of discount of $112 and $111 at December 31, 2006 and June 30, 2006, respectively	19,888	19,889
Other long term notes payable	1,001	1,191

Total long term notes payable	20,889	21,080
Commitments and contingencies

Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 871,630 shares issued at December 31, 2006 and June 30, 2006, respectively	3,858	3,858

Total long term liabilities	24,747	24,938

Total liabilities	27,813	28,824

Stockholders’ equity:

Preferred stock — Series B; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 shares issued at December 31, 2006 and June 30, 2006, respectively	5	5
Common stock — $0.01 par value; 10,000,000 shares authorized, 2,525,605 and 2,491,014 shares issued as of December 31, 2006 and June 30, 2006, respectively	25	25
Additional paid-in capital	6,080	5,959
Accumulated deficit	(5,522)	(258)
Accumulated other comprehensive income (loss)	326	(272)
Treasury stock, at cost; 25,000 common shares	(40)	(40)

Total stockholders’ equity	874	5,419

Total liabilities and stockholders’ equity	$28,687	$34,243

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended	Six Months Ended
(In thousands, except per share data)	December 31, 2006	December 31, 2005

Revenues:
Merchandise sales	$7,218	$7,855
Pawn service charges and related fee income	3,196	3,130
Other	22	30

Total revenues	10,436	11,015

Cost of sales	5,528	5,840

Gross profit	4,908	5,175
Expenses:
Store operating expenses	3,114	3,075
Corporate administrative expenses	1,502	1,400
Depreciation and amortization	168	198

Total expenses	4,784	4,673

Operating income	124	502

Interest and dividend income	484	278
Interest expense including Series A preferred dividends of $109 and $121 for the six months ended December 31, 2006 and 2005, respectively	(1,245)	(769)
Gain (loss) on futures contracts	17	(473)
Gain on sale of marketable investments	150	180
Loss from American IronHorse Motorcycle Company, Inc.	(1,069)	—

Loss before taxes, impairment and cumulative effect of change in accounting principle	(1,539)	(282)
Income tax benefit	—	(55)

Loss before impairment and cumulative effect of change in accounting principle	(1,539)	(227)
Loss due to impairment of investment in American IronHorse Motorcycle Company, Inc. (Note 10)	(3,224)	—
Cumulative effect of change in accounting principle (Note 10)	(438)	—

Net loss	(5,201)	(227)
Preferred stock dividend requirement	(63)	(63)

Net loss allocable to common stockholders	$(5,264)	$(290)

Net loss per common share (Note 6):
Basic and Diluted —
Loss before cumulative effect of change in accounting principle	$(0.64)	$(0.12)
Impairment loss	(1.28)	—
Cumulative effect of change in accounting principle	(0.17)	—

Net loss per common share	$(2.09)	$(0.12)

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
(In thousands, except per share data)	December 31, 2006	December 31, 2005
Revenues:
Merchandise sales	$3,668	$4,757
Pawn service charges and related fee income	1,595	1,533
Other	16	26

Total revenues	5,279	6,316

Cost of sales	2,784	3,492

Gross profit	2,495	2,824
Expenses:
Store operating expenses	1,566	1,556
Corporate administrative expenses	817	704
Depreciation and amortization	82	95

Total expenses	2,465	2,355

Operating income	30	469

Interest and dividend income	246	163
Interest expense including Series A preferred dividends of $54 and $61 for the three months ended December 31, 2006 and 2005, respectively	(657)	(420)
Loss on futures contracts	(35)	(407)
Gain on sale of marketable investments	70	180
Loss from American IronHorse Motorcycle Company, Inc. (Note 10)	(662)	—

Loss before taxes and impairment	(1,008)	(15)
Income tax expense	—	15

Loss before impairment	(1,008)	(30)

Loss due to impairment of investment in American IronHorse Motorcycle Company, Inc.	(3,224)	—

Net loss	(4,232)	(30)
Preferred stock dividend requirement	(31)	(32)

Net loss allocable to common stockholders	$(4,263)	$(62)

Net loss per common share (Note 6):
Basic and Diluted —
Loss before impairment	$(0.41)	$(0.03)
Impairment loss	(1.28)	—

Net loss per common share	$(1.69)	$(0.03)

See accompanying notes to consolidated financial statements

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
(In thousands)	December 31, 2006	December 31, 2005

Cash flows from operating activities:
Net loss	$(5,201)	$(227)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	3,264	—
Cumulative effect of change in accounting principle	438	—
Depreciation and amortization	168	198
Compensation expense	46	57
Gain on sale of marketable investments	(150)	(180)
Non cash loss from American IronHorse	1,029	—
Deferred income tax benefit related to bankruptcy	—	(67)
Interest expense — bond discount	26	92
Changes in operating assets and liabilities:
Amortization of debt issuance costs	102	—
Accounts receivable	(317)	35
Pawn service charges receivable	26	64
Inventories, net	313	(994)
Prepaid expenses and other current assets	(97)	13
Accounts payable and accrued liabilities	(203)	(352)

Net cash used in operating activities	(556)	(1,361)
Cash flows from investing activities:
Pawn loans made	(7,821)	(8,747)
Pawn loans redeemed	3,404	3,395
Inventories acquired from loan forfeitures	4,656	5,940
Proceeds from sale of marketable investments	3,506	1,710
Purchase of marketable investments	(2,290)	(3,654)
Purchase of notes receivable (Note 11)	(950)	—
Purchases of property and equipment	(605)	(677)
Other assets	—	—

Net cash provided by (used in) investing activities	(100)	(2,033)
Cash flows from financing activities:
Borrowings on notes payable	7,979	8,675
Principal payments on notes payable	(8,786)	(9,399)
Convertible note offering proceeds	—	5,996
Convertible note offering costs	(1)	(553)
Proceeds from issuance of common stock	63	110
Dividends paid	(63)	(63)

Net cash provided by (used in) financing activities	(808)	4,766

Net increase (decrease) in cash and cash equivalents	(1,464)	1,372
Cash and cash equivalents at beginning of period	1,932	407

Cash and cash equivalents at end of period	$468	$1,779

Supplemental disclosures of cash flow information — Cash paid for interest	$1,080	$733

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation
     The condensed consolidated financial statements include the accounts of Xponential, Inc., formerly PawnMart, Inc. (the “Company”), and its wholly-owned subsidiaries Xponential Advisors, Inc. (“Advisors”), Xponential Real Estate Holdings, Inc. (“Real Estate Holdings”) and PawnMart, Inc. (“PawnMart”). All intercompany transactions have been eliminated.
     The Company was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart is specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of December 31, 2006 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of December 31, 2006 and 2005 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
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
     In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Company will adopt SAB 108 for its fiscal year ending June 30, 2007. The Company does not anticipate that it will be required to record an adjustment upon applying SAB 108.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of FAS 157 on the results of operations and cash flows of the Company.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3)	Notes Payable
Revolving Credit Facility—
     PawnMart currently has a revolving credit facility (the “Credit Facility”) with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.0% (10.25% at December 31, 2006), and matures on June 17, 2007. The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventories. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At December 31, 2006, $1,440,000 was outstanding under the Credit Facility and an additional $2,695,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at December 31, 2006.
8% Limited Recourse Convertible Notes—
     The Company completed the private placement of its $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) in its fiscal year ended June 30, 2006. The Convertible Notes bear interest at 8% per annum. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (the “Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart; however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. The Company issued 200,000 Selling Agent’s Warrants in connection with the sale of the Convertible Notes. The warrants, which are exercisable to purchase one share of the Company’s Common Stock at $11.00 per share, are valued at $0.62 each for a total of $124,000 as of December 31, 2006 and June 30, 2006.
(4)	Equity
     The Company has the authority to issue a total of 12,500,000 shares of stock, consisting of 2,500,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”) issuable in series, and 10,000,000 shares of Common Stock, par value $0.01 per share. Of the Preferred Stock, 1,250,000 shares are designated and known as Series A Preferred Stock (the “Series A Preferred Stock”) and 500,050 shares are designated and known as Series B Preferred Stock (the “Series B Preferred Stock”). The remaining shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is expressly authorized to provide for the issue of all or any of the remaining unissued and undesignated shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such powers, designations, preferences, and relative rights and limitations thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by applicable laws.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5)	Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized no compensation expense for options granted during the three month periods ended December 31, 2006 and 2005, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding and exercisable at June 30, 2005	220,000	1.13
Granted	40,000	2.90
Exercised	(40,000)	1.00
Forfeited	—	—

Outstanding and exercisable at June 30, 2006	220,000	1.48
Granted	40,000	1.65
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at December 31, 2006	260,000	$1.50

     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan as of December 31, 2006. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. There were 104,801 shares issued under the Stock Purchase Plan as of December 31, 2006.
     The Stock Purchase Plan allows employees and directors to purchase common stock at a discount of 15% to the fair market price. The Company recognized $6,000 and $11,000 in compensation expense for the three and six month periods ended December 31, 2006, respectively, for common stock purchases pursuant to the Stock Purchase Plan.
     The FASB issued SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Since July 1, 2005 the Company has accounted for stock options issued under its Stock Option Plan and Stock Incentive Plan in accordance with SFAS No. 123(R) and has previously used SFAS No. 123 for its stock based compensation accounting.
     In October 2006 and October 2005 the Company issued options to purchase 40,000 shares of the Company’s common stock to its independent directors. The options vested immediately upon issuance. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. Implementation of the Black-Scholes option pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had the Company used different assumptions in the pricing model, the expense recognized for stock options may have

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5)	Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan (continued)
been different than the expense recognized in the Company’s financial statements. The Company must also apply judgment in developing an expectation of awards of stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
     For the three month period ended December 31, 2006 the Company recorded no cost for stock-based compensation expense related to these options and there was no unrecognized compensation cost related to unvested options remaining to be recognized.
(6)	Weighted Average Shares and Net Income Per Common Share
     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities for the purchase of Common Stock were exercised. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended December 31, 2006 and 2005 is as follows:

	Net Loss
	Allocable
For the Three Months Ended	to Common
December 31, 2006	Shareholders	Shares	Per Share

Basic and diluted loss per common share before dividend and impairment loss	$(1,008,000)	2,521,261	$(0.40)
Preferred stock dividend	(31,000)

Basic and diluted loss per common share before impairment loss	(1,039,000)	2,521,261	(0.41)
Impairment loss	(3,224,000)	2,521,261	(1.28)

Basic and diluted loss per common share	$(4,263,000)	2,521,261	$(1.69)

	Net Loss
	Allocable
For the Three Months Ended	to Common
December 31, 2005	Shareholders	Shares	Per Share

Basic and diluted loss per common share	$(62,000)	2,406,733	$(0.03)

     Options for the purchase of 260,000 and 255,000 common shares as of December 31, 2006 and 2005, respectively, have been excluded from the computation because they are antidilutive.
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the six months ended December 31, 2006 and 2005 is as follows:

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)	Weighted Average Shares and Net Income Per Common Share (continued)

	Net Loss
	Allocable
For the Six Months Ended	to Common
December 31, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share before dividend, impairment loss and cumulative effect of change in accounting principle	$(1,539,000)	2,513,305	$(0.61)
Preferred stock dividend	(63,000)

Basic and diluted loss per common share before impairment loss and cumulative effect of change in accounting principle	(1,602,000)	2,513,305	(0.64)
Impairment loss	(3,224,000)	2,513,305	(1.28)
Cumulative effect of change in accounting principle	(438,000)	2,513,305	(0.17)

Basic and diluted loss per common share	$(5,264,000)	2,513,305	$(2.09)

	Net Loss
	Allocable
For the Six Months Ended	to Common
December 31, 2005	Shareholders	Shares	Per Share

Basic and diluted loss per common share	$(290,000)	2,393,768	$(0.12)

     Options for the purchase of 260,000 and 255,000 common shares as of December 31, 2006 and 2005, respectively, have been excluded from the computation because they are antidilutive.
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
     As of December 31, 2006 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value

Stocks:
Integrity Mutual Funds, Inc.	$734	$264	$998
Other	7	(7)	—

	741	257	998

Bonds, maturing in:
2008	—	—	—
2009	100	(3)	97
2010	—	—	—
Thereafter	6,167	72	6,239

	6,267	69	6,336

Total	$7,008	$326	$7,334

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)	Investments in Marketable Securities (continued)
     As of June 30, 2006 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value

Stocks:
Integrity Mutual Funds, Inc.	$645	$(59)	$586
Other	7	(7)	—

	652	(66)	586

Bonds, maturing in:
2008	115	14	129
2009	352	15	367
2010	—	—	—
Thereafter	8,479	(234)	8,245

	8,946	(205)	8,741

Total	$9,598	$(271)	$9,327

(8)	Derivative Instruments
     The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528.70 per ounce which allowed the Company to consistently lend on jewelry pawn loans. In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in April 2007, June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008. The Company intends to replace any expiring contracts by purchasing contracts to fully hedge its exposure for the sixty contracts sold that expire in December 2008. The Company recognized losses of $35,000 and of $407,000 for the three months ended December 31, 2006 and 2005, respectively and a gain of $17,000 and a loss of $473,000 for the six months ended December 31, 2006 and 2005, respectively. Accordingly, the Company did not apply hedge accounting under SFAS No. 133.
(9)	Accumulated Other Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	December 31, 2006	December 31, 2005

Accumulated other comprehensive gain (loss) of September 30	$(134)	$184
Unrealized gain from available for sale securities	530	120
Reclassification of realized gain included in net income	(70)	(180)
Effect of income tax	—	20

Accumulated other comprehensive gain	$326	$124

	For the Six Month	For the Six Month
	Period Ended	Period Ended
(in thousands)	December 31, 2006	December 31, 2005

Accumulated other comprehensive gain (loss) as of June 30	$(272)	$198
Unrealized gain from available for sale securities	748	106
Reclassification of realized gain included in net income	(150)	(180)
Effect of income tax	—	—

Accumulated other comprehensive gain	$326	$124

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)	Investment in American IronHorse Motorcycle Company, Inc.
     The Company invested $6,451,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) common stock as of December 31, 2006, which represents 17.69% of the outstanding common stock of American IronHorse. The Company accounted for this investment as a non-current asset under the cost method through June 30, 2006. In July 2006 Robert W. Schleizer and James R. Richards, directors of the Company, were elected to the board of directors of American IronHorse. With Dwayne Moyers, the Company’s Chief Executive Officer, already serving on the board of directors of American IronHorse since 1998, the Company now had a total of three representatives on the seven-member board of directors of American IronHorse. In August 2006 Dwayne A. Moyers was appointed interim Chief Executive Officer of American IronHorse and in December 2006 Robert W. Schleizer, the Company’s Chief Financial Officer, was also appointed Chief Financial Officer of American IronHorse. Based on the Company’s more active role in managing the business operations of American IronHorse and the significant influence it began to assert over American IronHorse’s business operations, the Company changed its accounting for its investment in American IronHorse to the equity method. The Company recognized an adjustment of $438,000 due to the cumulative effect of this change in accounting principle from the cost method to the equity method for this investment to record its proportionate share of cumulative losses.
     Following is a table presenting the cumulative effect of the change from the cost method to the equity method of accounting for the Company’s investment in American IronHorse:

	2006	2005	2004

Investment in American IronHorse as of fiscal years ended June 30, 2004, 2005 and 2006 — cost basis	$6,451	$4,835	$3,018
Add: % share of net income (loss) from American IronHorse for fiscal years ended June 30, 2004, 2005 and 2006	(639)	220	(19)
Add: cumulative net income (loss) prior fiscal years	201	(19)	—

Cumulative adjustment due to change to equity method	(438)	201	(19)

Investment at end of each fiscal year under equity method	$6,013	$5,036	$2,999

     For the three and six month periods ended December 31, 2006, the Company recognized a loss of $622,000 and $1,029,000 from American IronHorse. American IronHorse defaulted on the payment of $1,535,000 of subordinated notes payable on December 31, 2006. American IronHorse also defaulted on its senior loan facility in January 2007. During the course of the Company’s strategic review of its investment in the common stock of American IronHorse, the Company recorded a charge of $3,264,000 due to the impairment of value. The investment in common stock of American IronHorse was written down to fair value which was determined on the basis of discounted cash values confirmed by an independent appraisal.
     The Company purchased an unsecured promissory note in the amount of $900,000 from American IronHorse in March 2006 and was paid $27,000 and $54,000 in interest income from American IronHorse during the three month and six month periods ended December 31, 2006, respectively. The promissory note matures in March 2007, but management believes it will extend the maturity date and has accounted for the promissory note as a non-current asset.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)	Investment in American IronHorse Motorcycle Company, Inc. (continued)
     Following is summary unaudited financial information for American IronHorse:

	As of	As of
(in thousands)	December 31, 2006	June 30, 2006
	(Unaudited)	(Unaudited)

Current assets	$25,783	$30,064

Current liabilities	24,680	23,611

Total assets	$28,803	$33,909
Total liabilities	24,783	23,803

Stockholders’ equity	$4,040	$10,106

	For the	For the
	Three Months Ended	Three Months Ended
(in thousands)	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)

Total revenue	$8,790	$14,593

Net income (loss)	$(3,736)	$(740)

	For the	For the
	Six Months Ended	Six Months Ended
(in thousands)	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)

Total revenue	$21,471	$39,053

Net income (loss)	$(6,040)	$59

(11)	Investment in Integrity Mutual Funds, Inc.
     The Company reported its investment in the common stock of Integrity Mutual Funds, Inc. (“Integrity”) at market value of $998,000 and $586,000 as of December 31, 2006 and June 30, 2006, respectively. The Company owned 12.13% and 10.7% of the common stock of Integrity as of December 31, 2006 and June 30, 2006, respectively, and accounts for this investment as a non-current asset.
     In October 2006 PawnMart purchased 3,050,000 Series A Convertible Preferred Shares of Integrity (the “Preferred Shares”), for a total of $1,525,000, which shares are convertible into 3,050,000 shares of common stock of Integrity. PawnMart has agreed not to convert the Preferred Shares prior to the earlier to occur of September 30, 2008 or a sale of Integrity.
     In October 2006 PawnMart purchased a $950,000 Convertible Promissory Note (the “Promissory Note”) from Integrity. The Promissory Note bears interest at a rate of 6.5%, payable semiannually, and matures in October 2016. At any time after October 15, 2009 PawnMart may convert the Promissory Note into common

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11)	Investment in Integrity Mutual Funds, Inc. (continued)
shares, $0.0001 par value, of Integrity at a price of $0.50 per share for each $0.50 of principal of the Promissory Note outstanding, subject to anti-dilutive adjustment. The Promissory Note is automatically convertible into common shares of Integrity on the foregoing basis upon the earlier to occur of a sale of Integrity or maturity of the Promissory Note.
     The Company reported the investments in the Preferred Shares and the Promissory Note on a cost basis as non-current assets.
     Mr. Jeffrey A. Cummer, an officer and director of the Company has served as a director of Integrity since June 2006. SMH Capital Advisors, Inc., a related party, provides investment advisory services to Integrity and employs Mr. Cummer and Dwayne A. Moyers as officers. For the three and six month periods ended December 31, 2006, SMH was paid investment advisory fees of $135,087 and $252,070, respectively.
(12)	Operating Segment Information
     The Company has two reportable business segments; one in the pawn lending industry and one for its investment, management and advisory services. PawnMart operates 26 pawn shops in Georgia and North Carolina. Advisors provided management and advisory services to American IronHorse through March 31, 2005 and continues to direct the investment of the Company’s available funds in marketable securities and other investment opportunities.
     Operating segment data for the three months ended December 31, 2006 and 2005 is set forth below (in thousands):

		Investment,
		Management and
Three Months Ended December 31, 2006	Pawn Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$3,668	$—	$3,668
Pawn service charges and related fee income	1,611	—	1,611

Total revenues	5,279	—	5,279

Expenses:
Cost of sales	2,784	—	2,784
Store operating expenses	1,622	(56)	1,566
Corporate administrative expenses	597	220	817
Depreciation and amortization	68	14	82

Operating income (loss)	208	(178)	30

Interest and dividend income	15	231	246
Interest expense	(119)	(538)	(657)
Gain on change of futures contracts value	(35)	—	(35)
Gain on sale of marketable investments	—	70	70
Loss from American IronHorse	—	(662)	(662)

Income (loss) before taxes and impairment loss	$69	$(1,077)	$(1,008)

Total Assets	$15,028	$13,659	$28,687

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Three Months Ended December 31, 2005	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$4,757	$—	$4,757
Pawn service charges and related fee income	1,533	—	1,533
Other income	26		26

Total revenues	6,316	—	6,316

Expenses:
Cost of sales	3,492	—	3,492
Store operating expenses	1,556	—	1,556
Corporate administrative expenses	472	232	704
Depreciation and amortization	90	5	95

Operating income (loss)	706	(237)	469

Interest and dividend income	1	162	163
Interest expense	(49)	(371)	(420)
Loss on change of futures contracts value	(407)	—	(407)
Gain on sale of marketable investments	—	180	180

Income (loss) before taxes	$251	$(266)	$(15)

Total Assets	$12,578	$14,303	$26,881

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Six Months Ended December 31, 2006	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$7,218	$—	$7,218
Pawn service charges and related fee income	3,218	—	3,218

Total revenues	10,436	—	10,436

Expenses:
Cost of sales	5,528	—	5,528
Store operating expenses	3,227	(113)	3,114
Corporate administrative expenses	1,094	408	1,502
Depreciation and amortization	138	30	168

Operating income (loss)	449	(325)	124

Interest and dividend income	19	465	484
Interest expense	(166)	(1,079)	(1,245)
Loss on change of futures contracts value	17		17
Gain on sale of marketable investments	—	150	150
Loss from American Iron Horse	—	(1,069)	(1,069)

Income (loss) before taxes, impairment loss and cumulative effect of change in accounting principle	$319	$(1,858)	$(1,539)

Total Assets	$15,028	$13,659	$28,687

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Investment,
	Pawn	Management and
Six Months Ended December 31, 2005	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$7,855	$—	$7,855
Pawn service charges and related fee income	3,130	—	3,130
Other	30		30

Total revenues	11,015	—	11,015

Expenses:
Cost of sales	5,840	—	5,840
Store operating expenses	3,075	—	3,075
Corporate administrative expenses	946	454	1,400
Depreciation and amortization	193	5	198

Operating income (loss)	961	(459)	502

Interest and dividend income	1	277	278
Interest expense	(102)	(667)	(769)
Loss on change of futures contracts value	(473)	—	(473)
Gain on sale of marketable investments	—	180	180

Income (loss) before taxes	$387	$(669)	$(282)

Total Assets	$12,578	$14,303	$26,881

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
GENERAL
     Xponential, Inc. (the “Company”) is a diversified holding company. Its wholly-owned subsidiary, PawnMart, Inc. (“PawnMart”), is a specialty finance and retail business principally engaged in establishing and operating pawn shops which advance money secured by the pledge of tangible personal property and sell pre-owned merchandise to value-conscious consumers. PawnMart generates income through collection of a monthly service charge from advancing money to individuals based primarily upon the estimated resale value of pledged personal property such as jewelry, consumer electronics, tools, musical instruments, automobiles and other miscellaneous items and through profit realized on the retail sale of the unredeemed or other purchased pre-owned merchandise.
     The Company has invested in common stock of American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At December 31, 2006 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 988,659 shares, or 17.69% of the outstanding common stock, of American IronHorse (which would be reduced to 15.2% assuming conversion and exercise of all outstanding convertible securities). The Company also owns warrants to purchase an additional 100,000 shares at $15.00 per share and warrants to purchase an additional 90,000 shares at $10.00 per share. In addition, on April 3, 2006, the Company made a loan to American IronHorse in the amount of $900,000 primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006.
     In December 2006, American IronHorse defaulted on the payment of $1,535,000 of notes payable. In January 2007, American IronHorse defaulted on its senior credit facility. During the course of the Company’s strategic review of its investment in the common stock of American IronHorse, the Company recorded a charge of $3,264,000 due to the impairment of value. The investment in common stock of American IronHorse was written down to fair value which was determined on the basis of discounted cash values confirmed by an independent appraisal.
     At December 31, 2006 directors and officers of the Company, directly and through affiliates, collectively owned an additional 883,433 shares (exclusive of warrants to purchase 208,707 shares and options to purchase 39,166 shares of common stock of American IronHorse), or 15.81%, of the outstanding common stock of American IronHorse (which would be reduced to 14.59% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Carroll Dawson, Dwayne Moyers, Investors Strategic Partners I, Ltd., Hulen Capital Partners, Inc. and Sanders Morris Harris Group Inc. Mr. Moyers is also interim Chief Executive Officer and Chairman of the Board of directors of American IronHorse. In December 2006, Robert Schleizer was appointed as Chief Financial Officer of American IronHorse. Mr. Schleizer, an officer and director of the Company, and James Richards, a director of the Company, were elected as directors of American IronHorse in July 2006.
     The Company also provided management advisory services in conjunction with its financing and investments in American IronHorse. Xponential Advisors, Inc. was paid a management fee of twenty-five (25) shares of common stock of American IronHorse for each hour worked by Mr. Schleizer up to a maximum of 24 hours per week. This advisory role of Mr. Schleizer with American IronHorse ended on March 31, 2005. In December 2006 Mr. Schleizer was retained by American IronHorse to serve as its Chief Financial Officer.

     On May 23, 2006 the Company completed a cash tender offer for the purchase of up to 3,000,000 shares of common stock of Integrity Mutual Funds, Inc. (“Integrity”), in which the Company purchased 1,323,642 shares, representing approximately 9.76% of the outstanding shares of common stock of Integrity. Prior to the commencement of the offering, the Company beneficially owned 140,000 shares, or 1.033% of the outstanding common stock of Integrity. As of December 31, 2006 the Company beneficially owned 1,663,642 shares, or 12.13% of the outstanding common stock of Integrity. In addition, Dr. J. Robert Collins, a director of the Company, beneficially owns 1,000 shares, or 0.007%, and Dwayne A. Moyers, a director of the Company, beneficially owns 47,500 shares, or 0.35% of the outstanding common stock of Integrity, which shares were acquired prior to the offering. The Company may continue to increase its investment in Integrity in the future pending approval by the Board of Directors.
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
     Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended December 31, 2006 and December 31, 2005 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.

	For the Three Months		For the Six Months Ended
	Ended December 31		December 31
	2006	2005	2006	2005
Merchandise sales	69.5%	75.3%	69.2%	71.3%
Pawn service charges and related fee income	30.5	24.3	30.8	28.4
Management advisory fees and related fee income	—	0.4	—	0.3

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	52.7	55.3	53.0	53.0
Store operating expenses	29.7	24.6	29.8	27.9
Corporate administrative expenses	15.5	11.2	14.4	12.7
Depreciation and amortization	1.5	1.5	1.6	1.8

Operating income	0.6	7.4	1.2	4.6
Interest and dividend income	4.7	2.6	4.6	2.5
Interest expense	(12.4)	(6.6)	(11.9)	(7.0)
Gain (loss) on futures contracts	(0.7)	(6.4)	0.2	(4.3)
Gain (loss) on sale of marketable securities	1.3	2.8	1.4	1.6
Loss from American IronHorse	(11.8)	—	(9.9)	—

Loss before income taxes, impairment loss and cumulative effect of change in accounting principle	(18.3)	(0.2)	(14.4)	(2.6)

Income tax benefit (provision)	—	(0.2)	—	0.5

Loss before impairment loss and cumulative effect of change in accounting principle	(18.3)%	(0.4)%	(14.4)%	(2.1)%

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
RESULTS OF OPERATIONS
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Total revenues decreased 16.4% to $5,279,000 during the three months ended December 31, 2006 (the “Three Month 2007 Period”) as compared to $6,316,000 during the three months ended December 31, 2005 (the “Three Month 2006 Period”). The overall decrease was attributable primarily to decreases in jewelry refining sales. Stores that remained open for the full twelve months or more as of December 31, 2006 (the “Comparable Stores”) experienced a net decrease in revenues of $665,000 or 10.0%.
     Merchandise sales decreased 22.8% to $3,668,000 during the Three Month 2007 Period from $4,757,000 during the Three Month 2006 Period. Sales of non-jewelry merchandise decreased $329,000 or 17.4% and sales of jewelry merchandise decreased $158,000 or 17.1%. The decrease in sales is primarily due to increased retail prices on merchandise to improve gross margins. Jewelry refining sales totaled $1,169,000 for the Three Month 2007 Period, compared to $1,848,000 for the Three Month 2006 Period, a decrease of $679,000 or 36.7% due to the Company having reduced levels of gold jewelry to during the Three Month 2007 Period compared to the Three Month 2006 Period. The Company refines or melts down excess gold jewelry inventory to gold bullion and sells the gold bullion at market prices when conditions are favorable. Sales in Comparable Stores for the Three Month 2007 Period decreased $729,000, or 14.2%.

     In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in April 2007, June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008.
     Pawn service charges were $1,611,000 during the Three Month 2007 Period compared to $1,533,000 during the Three Month 2006 Period.
     Gross profit decreased 11.7% to $2,495,000 during the Three Month 2007 Period from $2,824,000 during the Three Month 2006 Period primarily due to decreased gross profit on jewelry refining sales. Gross profit on jewelry refining sales during the Three Month 2007 Period were lower than the Three Month 2006 Period due to the jewelry refined during the Three Month 2007 Period consisting of a greater proportion of gold jewelry with small diamonds which yielded a lower gross margin than the jewelry refined during the Three Month 2006 Period which consisted of more plain gold jewelry. Gross profit for Comparable Stores decreased $318,000 for the Three Month 2007 Period as compared to the Three Month 2006 Period. Gross profit as a percentage of total revenues increased to 47.3% during the Three Month 2007 Period as compared to 44.7% during the Three Month 2006 Period due to the increase in gross profit on merchandise sales during the Three Month 2007 Period compared to the Three Month 2006 Period. The following table summarizes the profit realized from merchandise sold and jewelry scrap and the effect on gross profit:

	For the Three Months Ended
	December 31, 2006			December 31, 2005
(In thousands)	Merchandise	Jewelry Scrap	Total	Merchandise	Jewelry Scrap	Total
Sales	$2,499	$1,169	$3,668	$2,909	$1,848	$4,757
Pawn Service Charges and Other Income	—	—	1,611	—	—	1,559

Total Revenue	2,499	1,169	5,279	2,909	1,848	6,316

Cost of Sales	1,716	1,068	2,784	2,139	1,353	3,492

Gross Profit	$783	$101	$2,495	$770	$495	$2,824

Profit Margin	31.3%	8.6%	47.3%	26.4%	26.8%	44.7%

     Store operating expenses increased to $1,566,000 for the Three Month 2007 Period from $1,556,000 during the Three Month 2006 Period, or 0.6%, primarily due to increased personnel expenses. On a Comparable Store basis, store operating expenses were 25.5% of total revenues during the Three Month 2007 Period compared to 22.9% of total revenues during the Three Month 2006 Period.
     Corporate administrative expenses increased 16.1% to $817,000 during the Three Month 2007 Period from $704,000 during the Three Month 2006 Period primarily due to increased personnel expenses. Corporate administrative expenses increased to 15.5% of total revenues during the Three Month 2007 Period as compared to 11.2% during the Three Month 2006 Period due to lower revenues during the Three Month 2007 Period compared to the Three Month 2006 Period.
     Interest expense increased $237,000 to $657,000 from $420,000 during the Three Month 2007 Period as compared to the Three Month 2006 Period primarily due to interest paid on the 8% limited recourse convertible notes and due to increased borrowings on the Company’s Credit Facility.
     Interest and dividend income increased to $246,000 for the Three Month 2007 Period compared to $163,000 for the Three Month 2006 Period due primarily to the investment of proceeds from the issuance of 8% limited recourse convertible notes.
     The Company also recorded an unrealized loss of $35,000 on gold futures contracts during the Three Month 2007 Period compared to a loss of $407,000 for the Three Month 2006 Period. The Company recorded a gain of $70,000 on the sale of securities in the Three Month 2007 Period compared to $180,000 in the Three Month 2006 Period.
     The Company reported a $622,000 loss from American IronHorse for the Three Month 2007 Period. The Company changed its method of accounting to the equity method for its investment in American IronHorse effective July 2006 due to the significant influence it has over American IronHorse’s operations.

     The Company recognized income tax expense of $0 and $15,000 during the Three Month 2007 Period and Three Month 2006 Period, respectively.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
     Total revenues decreased 5.3% to $10,436,000 during the six months ended December 31, 2006 (the “Six Month 2007 Period”) as compared to $11,015,000 during the six months ended December 31, 2005 (the “Six Month 2006 Period”). The overall decrease was attributable primarily to decreases in sales. Stores that remained open for the full twelve months or more as of December 31, 2006 (the “Comparable Stores”) experienced a net decrease in revenues of $556,000, or 5.1%.
     Merchandise sales decreased 8.1% to $7,218,000 during the Six Month 2007 Period from $7,855,000 during the Six Month 2006 Period. The decreased sales are due partly to decreased jewelry refining sales which totaled $1,930,000 for the Six Month 2007 Period compared to $2,250,000 for the Six Month 2006 Period. The Company refines or melts down excess gold jewelry inventory to gold bullion and sells the gold bullion at market prices when conditions are favorable. Sales in Comparable Stores for the Six Month 2007 Period decreased $634,000, or 8.2%.
     In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in April 2007, June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008.
     Pawn service charges were $3,196,000 during the Six Month 2007 Period compared to $3,130,000 during the Six Month 2006 Period.
     Gross profit decreased 5.2% to $4,908,000 during the Six Month 2007 Period from $5,175,000 during the Six Month 2006 Period primarily due to decreased gross profit on jewelry refining sales. Gross profit on jewelry refining sales during the Six Month 2007 Period were lower than the Six Month 2006 Period due to the jewelry refined during the Six Month 2007 Period consisting of a greater proportion of gold jewelry with small diamonds which yielded a lower gross margin than the jewelry refined during the Six Month 2006 Period which consisted of more plain gold jewelry. Gross profit for Comparable Stores decreased $245,000 for the Six Month 2007 Period as compared to the Six Month 2006 Period. Gross profit as a percentage of total revenues was at 47.0% during the Six Month 2007 Period and during the Six Month 2006 Period. The increase in gross profit on merchandise sales during the Six Month 2007 Period was offset by lower gross profit on jewelry refining sales. The following table summarizes the profit realized from merchandise sold and jewelry scrap and the effect on gross profit:

	For the Six Months Ended
	December 31, 2006			December 31, 2005
(In thousands)	Merchandise	Jewelry Scrap	Total	Merchandise	Jewelry Scrap	Total
Sales	$5,288	$1,930	$7,218	$5,605	$2,250	$7,855
Pawn Service Charges and Other Income	—	—	3,218	—	—	3,160

Total Revenue	5,288	1,930	10,436	5,605	2,250	11,015

Cost of Sales	3,900	1,628	5,528	4,216	1,624	5,840

Gross Profit	$1,388	$302	$4,908	$1,389	$626	$5,175

Profit Margin	26.2%	15.6%	47.0%	24.8%	27.8%	47.0%

     Store operating expenses increased to $3,114,000 for the Six Month 2007 Period from $3,075,000 during the Six Month 2006 Period, a 1.2% increase, primarily due to increased personnel expenses. On a Comparable Store basis, store operating expenses were 29.8% of total revenues during the Six Month 2007 Period compared to 27.9% of total revenues during the Six Month 2006 Period.
     Corporate administrative expenses increased 7.3% to $1,502,000 during the Six Month 2007 Period from $1,400,000 during the Six Month 2006 Period primarily due to increased personnel expenses. Corporate administrative expenses increased to 14.4% of total revenues during the Six Month 2007 Period as compared to 12.7% of total revenues during the Six Month 2006 Period due to higher personnel expenses and due to reduced revenues during the Six Month 2007 Period compared to the Three Month 2006 Period.
     Interest expense increased $476,000 to $1,245,000 from $769,000 during the Six Month 2007 Period as compared to the Six Month 2006 Period primarily due to interest paid on the 8% limited recourse convertible notes and due to increased borrowings on the Company’s Credit Facility.
     Interest and dividend income increased to $484,000 for the Six Month 2007 Period compared to $278,000 for the Six Month 2006 Period due primarily to the investment of proceeds from the issuance of 8% limited recourse convertible notes.
     The Company also recorded an unrealized gain of $17,000 on gold futures contracts during the Six Month 2007 Period compared to a loss of $473,000 for the Six Month 2006 Period. The Company recorded a gain of $150,000 on the sale of securities in the Six Month 2007 Period compared to $180,000 in the Six Month 2006 Period.
     The Company reported a $1,029,000 loss from American IronHorse for the Six Month 2007 Period. The Company changed its method of accounting to the equity method for its investment in American IronHorse effective July 2006 due to the significant influence it has over American IronHorse’s operations.
     The Company recognized income tax expense of $0 and $15,000 during the Six Month 2007 Period and Six Month 2006 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy. The expense is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of 8% limited recourse convertible notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of December 31, 2006. During the Six Month 2007 Period the Company paid fees associated with the Credit Facility totaling $15,000.
     As of December 31, 2006 the Company’s sources of liquidity were $468,000 in cash and cash equivalents, $6,336,000 in marketable securities, $1,695,000 in trade accounts receivable, $498,000 in pawn service charges receivable, $121,000 in interest receivable, $4,524,000 in pawn loan receivables, $4,929,000 in inventories and $2,695,000 available to borrow under the Credit Facility. The Company had borrowed $1,440,000 under the Credit Facility as of December 31, 2006.
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
     The Series A Preferred Stock is redeemable at the rate of 100,000 shares per annum, beginning April 30, 2005, and continuing on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the Series A Preferred Stock then outstanding. The redemption price is $5.00 per share, subject to anti-dilution adjustments. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020, and on April 30, 2006 the Company redeemed a total of 100,002 shares of Series A Preferred Stock for $500,010.
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
     PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPONENTIAL, INC. (Registrant)
February 19, 2007	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002