Form 10QSB
period 2007-03-31
XPONENTIAL INC
filed 2007-05-21
CIK 1048142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File No. 1-13919
Xponential, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2520896
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
6400 Atlantic Boulevard, Suite 190, Norcross, Georgia 30071
(Address of principal executive offices)
(678) 720-0660
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The Company has 2,589,327 shares of Common Stock, par value $0.01 per share, outstanding as of May 15, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XPONENTIAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31,	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$403	$1,932
Investments-marketable securities	6,377	8,741
Accounts and short term notes receivable	509	1,499
Pawn service charges receivable	429	524
Pawn loans receivable	3,901	4,763
Inventories, net	4,470	5,242
Prepaid expenses and other current assets	242	171

Total current assets	16,331	22,872
Property and equipment, net	3,042	2,464
Notes receivable — American IronHorse Motorcycle Company, Inc. (Note 10)	900	—
Investment in American IronHorse Motorcycle Company, Inc. (Note 10)	413	6,451
Investment in Integrity Mutual Funds, Inc. (Note 11)	3,839	586
Note issuance costs, net of amortization of $331 and $179 as of March 31, 2007 and June 30, 2006, respectively	1,561	1,713
Other assets, net of amortization of $127 and $86 as of March 31, 2007 and June 30, 2006, respectively	132	157

Total assets	$26,218	$34,243

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank line of credit	$209	$1,880
Current maturities of notes payable	386	577
Accounts payable and accrued expenses	481	495
Accrued payroll and payroll taxes	285	150
Deferred revenues	230	152
Accrued interest	11	132
Redeemable preferred stock — Series A	500	500

Total current liabilities	2,102	3,886

Long term notes payable:
8% limited recourse convertible notes, net of discount of $107 and $111 at March 31, 2007 and June 30, 2006, respectively	19,893	19,889
Other long term notes payable	917	1,191

Total long term notes payable	20,810	21,080
Commitments and contingencies

Redeemable preferred stock — Series A; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share; 871,630 shares issued at March 31, 2007 and June 30, 2006, respectively	3,858	3,858

Total long term liabilities	24,668	24,938

Total liabilities	26,770	28,824

Stockholders’ equity (deficit):
Preferred stock — Series B; par value $0.01; 5% cumulative dividend, liquidation preference $5.00 per share ($2,500,210); 500,042 shares issued at March 31, 2007 and June 30, 2006, respectively	5	5
Common stock — $0.01 par value; 10,000,000 shares authorized, 2,553,335 and 2,491,014 shares issued as of March 31, 2007 and June 30, 2006, respectively	26	25
Additional paid-in capital	6,111	5,959
Accumulated deficit	(7,395)	(258)
Accumulated other comprehensive income (loss)	741	(272)
Treasury stock, at cost; 25,000 common shares	(40)	(40)

Total stockholders’ equity (deficit)	(552)	5,419

Total liabilities and stockholders’ equity (deficit)	$26,218	$34,243

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Merchandise sales	$3,278	$3,664
Pawn service charges and related fee income	1,526	1,499
Other	3	—

Total revenues	4,807	5,163

Cost of sales	2,508	2,431

Gross profit	2,299	2,732
Expenses:
Store operating expenses	1,619	1,591
Corporate administrative expenses	782	742
Depreciation and amortization	81	93

Total expenses	2,482	2,426

Operating income (loss)	(183)	306

Interest and dividend income	229	200
Interest expense including Series A preferred dividends of $54 and $61 for the three months ended March 31, 2007 and 2006, respectively	(579)	(520)
Gain (loss) on futures contracts	2	(463)
Gain on sale of marketable investments	—	38
Loss from American IronHorse Motorcycle Company, Inc. (Note 10)	(476)	—

Loss before taxes and impairment	(1,007)	(439)
Income tax expense	2	68

Loss before impairment	(1,009)	(507)

Loss due to impairment of investment in American IronHorse Motorcycle Company, Inc.	(832)	—

Net loss	(1,841)	(507)
Series B preferred stock dividend requirement	(32)	(31)

Net loss allocable to common stockholders	$(1,873)	$(538)

Net loss per common share (Note 6):
Basic and Diluted —
Loss before impairment	$(0.40)	$(0.22)
Impairment loss	(0.33)	—

Net loss per common share	$(0.73)	$(0.22)

See accompanying notes to consolidated financial statements

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Merchandise sales	$10,496	$11,513
Pawn service charges and related fee income	4,721	4,634
Other	25	30

Total revenues	15,242	16,177

Cost of sales	8,035	8,271

Gross profit	7,207	7,906
Expenses:
Store operating expenses	4,733	4,666
Corporate administrative expenses	2,284	2,142
Depreciation and amortization	248	291

Total expenses	7,265	7,099

Operating income (loss)	(58)	807

Interest and dividend income	712	478
Interest expense including Series A preferred dividends of $163 and $182 for the nine months ended March 31, 2007 and 2006, respectively	(1,825)	(1,288)
Gain (loss) on futures contracts	19	(936)
Gain on sale of marketable investments	150	219
Loss from American IronHorse Motorcycle Company, Inc.	(1,544)	—

Loss before taxes, impairment and cumulative effect of change in accounting principle	(2,546)	(720)
Income tax expense	2	14

Loss before impairment and cumulative effect of change in accounting principle	(2,548)	(734)
Loss due to impairment of investment in American IronHorse Motorcycle Company, Inc. (Note 10)	(4,056)	—
Cumulative effect of change in accounting principle (Note 10)	(438)	—

Net loss	(7,042)	(734)
Series B preferred stock dividend requirement	(94)	(94)

Net loss allocable to common stockholders	$(7,136)	$(828)

Net loss per common share (Note 6):
Basic and Diluted —
Loss before cumulative effect of change in accounting principle	$(1.05)	$(0.34)
Impairment loss	(1.60)	—
Cumulative effect of change in accounting principle	(0.17)	—

Net loss per common share	$(2.82)	$(0.34)

See accompanying notes to consolidated financial statements.

XPONENTIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(7,042)	$(734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	4,056	—
Cumulative effect of change in accounting principle	438	—
Depreciation and amortization	248	292
Compensation expense	51	64
Gain on sale of marketable investments	(150)	(219)
Non cash loss from American IronHorse Motorcycle Company, Inc.	1,544	—
Interest expense — bond discount and debt issuance costs	194	152
Changes in operating assets and liabilities:
Amortization of debt issuance costs
Accounts receivable	90	(353)
Pawn service charges receivable	95	147
Inventories, net	772	(1,092)
Prepaid expenses and other current assets	(87)	28
Accounts payable and accrued liabilities	78	(181)

Net cash provided by (used in) operating activities	287	(1,896)
Cash flows from investing activities:
Pawn loans made	(10,940)	(12,153)
Pawn loans redeemed	5,379	5,411
Inventories acquired from loan forfeitures	6,423	8,084
Proceeds from sale of marketable investments	3,514	2,178
Purchase of marketable investments	(2,290)	(9,363)
Purchase of notes receivable (Note 11)	(950)	—
Purchases of property and equipment	(811)	(1,743)
Other assets	—	(32)

Net cash provided by (used in) investing activities	325	(7,618)
Cash flows from financing activities:
Borrowings on notes payable	10,926	13,943
Principal payments on notes payable	(13,062)	(13,208)
Convertible note offering proceeds	—	10,456
Convertible note offering costs	(1)	(953)
Proceeds from issuance of common stock	90	186
Dividends paid	(94)	(94)

Net cash provided by (used in) financing activities	(2,141)	10,330

Net increase (decrease) in cash and cash equivalents	(1,529)	816
Cash and cash equivalents at beginning of period	1,932	407

Cash and cash equivalents at end of period	$403	$1,223

Supplemental disclosures of cash flow information —
Cash paid for interest	$1,620	$1,288

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
     The Company was incorporated in Delaware on January 13, 1994. Effective February 28, 2003, the Company changed its name to “Xponential, Inc.” The Company’s wholly-owned subsidiary PawnMart is a specialty finance and retail enterprise principally engaged in establishing and operating stores (“pawn shops”) which advance money secured by the pledge of tangible personal property and buy and sell pre-owned merchandise. As of March 31, 2007 PawnMart owned and operated 26 stores located in Georgia and North Carolina.
     The financial statements as of March 31, 2007 and 2006 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods.
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
     In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The Company does not currently recognize any value for its tax net operating losses.
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
     In September 2006 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of FAS 157 on the results of operations and cash flows of the Company.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3)	Notes Payable
Revolving Credit Facility-
     PawnMart currently has a revolving credit facility (the “Credit Facility”) with FCC, LLC, d/b/a First Capital, Kennesaw, Georgia (the “Lender”), in an amount up to $4,500,000, which bears interest at the prevailing prime rate plus 2.0% (10.25% at March 31, 2007), and matures on June 17, 2007. The Credit Facility is an asset-based loan with advances thereunder based on PawnMart’s eligible accounts receivable and inventories. The Credit Facility is collateralized by substantially all of the unencumbered assets of PawnMart and is guaranteed by the Company. The Company is required to maintain certain financial ratios and comply with certain covenants, including a prohibition against paying cash dividends on its common stock unless specifically approved by the Lender. At March 31, 2007, $209,000 was outstanding under the Credit Facility and an additional $3,148,000 was available to borrow pursuant to the available borrowing base. The Company was in compliance with the financial ratios and other covenants under the Credit Facility at March 31, 2007.
8% Limited Recourse Convertible Notes-
     The Company completed the private placement of its $20,000,000 of 8% Limited Recourse Secured Convertible Subordinated Notes (“Convertible Notes”) in its fiscal year ended June 30, 2006. The Convertible Notes bear interest at 8% per annum. The Company has guaranteed the payment of interest on the Convertible Notes through December 31, 2008. The original principal amount of, plus any accrued and unpaid interest on, the Convertible Notes are convertible at any time by the holders into shares of the Company’s $0.01 par value common stock (the “Common Stock”), based on a conversion price of $10.00 per common share. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after the earlier to occur of (1) December 31, 2008 or (2) a sale of PawnMart; however, if the closing price per share of the Common Stock immediately prior to the redemption notice is less than $15.00 per share, the Company will, in connection with such redemption, also issue to each holder of Convertible Notes a warrant to purchase that number of shares of Common Stock into which the Convertible Notes of such holder are convertible on the redemption date at an exercise price of $10.00 per share exercisable on or before the fifth anniversary date of the redemption date and otherwise in the form attached to the Convertible Notes. The Convertible Notes are subordinated to the Company’s current and future indebtedness including the Credit Facility. The Company issued 200,000 Selling Agent’s Warrants in connection with the sale of the Convertible Notes. The warrants, which are exercisable to purchase one share of the Company’s Common Stock at $11.00 per share, are valued at $0.62 each for a total of $124,000 as of March 31, 2007 and June 30, 2006, respectively.
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

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5)	Stock Option Plan, Stock Incentive Plan and Stock Purchase Plan
     The Company adopted its 2003 Stock Option Plan (“Stock Option Plan”) effective January 1, 2003. Under the Stock Option Plan, stock options have been awarded to directors, officers and employees. These stock options vest either immediately or over a period of two years and expire ten years thereafter. A total of 675,000 shares of Common Stock were reserved for grant under the Stock Option Plan. The Company recognized no compensation expense for options granted during the three month periods ended March 31, 2007 and 2006, respectively and recognized $35,000 and $57,000 for the nine month periods ended March 31, 2007 and 2006, respectively.
     The following table summarizes the stock option activity of the Company:

	Weighted Average
	Number of	Exercise
	Options	Price
Outstanding at June 30, 2004	206,000	$1.09
Granted	20,000	1.56
Exercised	(2,000)	1.00
Forfeited	(4,000)	1.00

Outstanding and exercisable at June 30, 2005	220,000	1.13
Granted	40,000	2.90
Exercised	(40,000)	1.00
Forfeited	—	—

Outstanding and exercisable at June 30, 2006	220,000	1.48
Granted	40,000	1.65
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at March 31, 2007	260,000	$1.50

     The Company adopted its 2003 Stock Incentive Plan (the “Incentive Plan”) effective January 1, 2003. A total of the greater of 325,000 or the number of shares equal to 5% of the total number of shares of Common Stock outstanding are reserved for issuance under the Incentive Plan. The Company has awarded a total of 74,856 shares of restricted Common Stock under the Incentive Plan as of March 31, 2007. Effective January 1, 2005 the Company discontinued issuing restricted stock under the Incentive Plan due to changes in the regulations under section 409A of the Internal Revenue Code.
     The Company adopted its 2005 Stock Purchase Plan (the “Stock Purchase Plan”) effective May 1, 2005. A total of 250,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. There were 132,531 shares issued under the Stock Purchase Plan as of March 31, 2007.
     The Stock Purchase Plan allows employees and directors to purchase Common Stock at a discount of 15% to the fair market price. The Company recognized $5,000 and $16,000 in compensation expense for the three and nine month periods ended March 31, 2007, respectively, for common stock purchases pursuant to the Stock Purchase Plan.
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
     The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had the Company used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in the Company’s financial statements. The Company must also apply judgment in developing an expectation of awards of stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
(6)	Weighted Average Shares and Net Income Per Common Share
     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that would occur if securities for the purchase of Common Stock were exercised. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 are as follows:

	Net Loss
	Allocable
For the Three Months Ended	to Common
March 31, 2007	Shareholders	Shares	Per Share
Basic and diluted loss per common share before dividend and impairment loss	$(1,009,000)	2,552,411	$(0.40)
Preferred stock dividend	(32,000)

Basic and diluted loss per common share before impairment loss	(1,041,000)	2,552,411	(0.40)
Impairment loss	(832,000)	2,552,411	(0.33)

Basic and diluted loss per common share	$(1,873,000)	2,552,411	$(0.73)

	Net Loss
	Allocable to
For the Three Months Ended	Common
March 31, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(538,000)	2,455,888	$(0.22)

     Options for the purchase of 260,000 and 220,000 common shares as of March 31, 2007 and 2006, respectively, have been excluded from the computation because they are antidilutive.
     The reconciliation of basic and diluted weighted average common shares and the reconciliation for the basic and diluted earnings per common share for the nine months ended March 31, 2007 and 2006 is as follows:

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)	Weighted Average Shares and Net Income Per Common Share (continued)

	Net Loss
	Allocable to
	Common
For the Nine Months Ended March 31, 2007	Shareholders	Shares	Per Share
Basic and diluted loss per common share before dividend, impairment loss and cumulative effect of change in accounting principle	$(2,548,000)	2,529,452	$(1.01)
Preferred stock dividend	(94,000)

Basic and diluted loss per common share before impairment loss and cumulative effect of change in accounting principle	(2,642,000)	2,529,452	(1.05)
Impairment loss	(4,056,000)	2,529,452	(1.60)
Cumulative effect of change in accounting principle	(438,000)	2,529,452	(0.17)

Basic and diluted loss per common share	$(7,136,000)	2,529,452	$(2.82)

	Net Loss
	Allocable to
	Common
For the Nine Months Ended March 31, 2006	Shareholders	Shares	Per Share
Basic and diluted loss per common share	$(828,000)	2,414,191	$(0.34)

     Options for the purchase of 260,000 and 220,000 common shares as of March 31, 2007 and 2006, respectively, have been excluded from the computation because they are antidilutive.
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
     As of March 31, 2007 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks:
Integrity Mutual Funds, Inc. (Note 11)	$734	$630	$1,364
Other	7	(7)	—

	741	623	1,364
Bonds, maturing in:
2008	—	—	—
2009	100	(5)	95
2010	—	—	—
Thereafter	6,159	123	6,282

	6,259	118	6,377

Total	$7,000	741	7,741

     The investment in Integrity Mutual Funds, Inc. common stock is included in the $3,839,000 as of March 31, 2007.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)	Investments in Marketable Securities (continued)
     As of June 30, 2006 the Company owned the following marketable securities:

		Unrealized
(in thousands)	Cost	Gain/(Loss)	Market Value
Stocks:
Integrity Mutual Funds, Inc. (Note 11)	$645	$(59)	$586
Other	7	(7)	—

	652	(66)	586
Bonds, maturing in:
2008	115	14	129
2009	352	15	367
2010	—	—	—
Thereafter	8,479	(234)	8,245

	8,946	(205)	8,741

Total	$9,598	$(271)	$9,327

(8)	Derivative Instruments
     The Company entered into futures contracts in September 2005 to hedge the value of its gold jewelry inventories at a price of $528.70 per ounce which allowed the Company to consistently lend on jewelry pawn loans. In June 2006 management determined to close out and eliminate its exposure on the futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008. The Company intends to replace any expiring contracts by purchasing contracts to fully hedge its exposure for the sixty contracts sold that expire in December 2008. The Company recognized a gain of $2,000 and a loss of $463,000 for the three months ended March 31, 2007 and 2006, respectively, and a gain of $19,000 and a loss of $1,288,000 for the nine months ended March 31, 2007 and 2006, respectively. Accordingly, the Company did not apply hedge accounting under SFAS No. 133.
(9)	Accumulated Other Comprehensive Income
     Comprehensive income is as follows:

	For the Three Month	For the Three Month
	Period Ended	Period Ended
(in thousands)	March 31, 2007	March 31, 2006
Accumulated other comprehensive gain as of December 31, 2006 and 2005	$326	$124
Unrealized gain from available for sale securities	416	253
Reclassification of realized gain included in net income	—	(38)

Accumulated other comprehensive gain	$741	$339

	For the Nine Month	For the Nine Month
	Period Ended	Period Ended
(in thousands)	March 31, 2007	March 31, 2006
Accumulated other comprehensive gain (loss) as of June 30, 2006 and 2005	$(272)	$198
Unrealized gain from available for sale securities	1,163	91
Reclassification of realized gain included in net income	(150)	50

Accumulated other comprehensive gain	$741	$339

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)	Investment in American IronHorse Motorcycle Company, Inc.
     The Company had invested $6,451,000 in American IronHorse Motorcycle Company, Inc. (“American IronHorse”) common stock as of March 31, 2007, which represents 17.69% of the outstanding common stock of American IronHorse. The Company accounted for this investment as a non-current asset under the cost method through June 30, 2006. In July 2006 Robert W. Schleizer and James R. Richards, directors of the Company, were elected to the board of directors of American IronHorse. With Dwayne Moyers, the Company’s Chief Executive Officer, already serving on the board of directors of American IronHorse since 1998, the Company now had a total of three representatives on the seven-member board of directors of American IronHorse. In August 2006 Dwayne A. Moyers was appointed interim Chief Executive Officer of American IronHorse and in December 2006 Robert W. Schleizer, the Company’s Chief Financial Officer, was also appointed Chief Financial Officer of American IronHorse. Based on the Company’s more active role in managing the business operations of American IronHorse and the significant influence it began to assert over American IronHorse’s business operations, the Company changed its accounting for its investment in American IronHorse to the equity method. The Company recognized an adjustment of $438,000 due to the cumulative effect of this change in accounting principle from the cost method to the equity method for this investment to record its proportionate share of cumulative losses.
     Following is a table presenting the cumulative effect of the change from the cost method to the equity method of accounting for the Company’s investment in American IronHorse:

	2006	2005	2004
Investment in American IronHorse as of fiscal years ended June 30, 2006, 2005 and 2004 — cost basis	$6,451	$4,835	$3,018
Add: % share of net income (loss) from American IronHorse for fiscal years ended June 30, 2006, 2005 and 2004	(639)	220	(19)
Add: cumulative net income (loss) prior fiscal years	201	(19)	—

Cumulative adjustment due to change to equity method	(438)	201	(19)

Investment at end of each fiscal year under equity method	$6,013	$5,036	$2,999

     For the three and nine month periods ended March 31, 2007 the Company recognized a loss of $476,000 and $1,544,000 from American IronHorse. American IronHorse defaulted on the payment of $1,535,000 of subordinated notes payable on December 31, 2006. American IronHorse also defaulted on its senior loan facility in January 2007. During the course of the Company’s strategic review of its investment in the common stock of American IronHorse, the Company recorded a charge of $832,000 and $4,056,000 due to the impairment of value for the three and nine month periods ended March 31, 2007, respectively. The investment in common stock of American IronHorse was written down to fair value which was determined on the basis of discounted cash values confirmed by an independent appraisal as of December 31, 2006 and values determined based on valuations from prospective investors in American IronHorse as of March 31, 2007.
     The Company purchased an unsecured promissory note in the amount of $900,000 from American IronHorse in March 2006 and was paid $30,000 and $75,000 in interest income from American IronHorse during the three month and nine month periods ended March 31, 2007, respectively. The promissory note matured on March 31, 2007. The note has not been repaid, but management believes it is recoverable and has accounted for the matured promissory note as a non-current asset.

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)	Investment in American IronHorse Motorcycle Company, Inc. (continued)
     Following is summary unaudited financial information for American IronHorse:

	As of	As of
	March 31, 2007	June 30, 2006
(in thousands)	(Unaudited)	(Unaudited)
Current assets	$23,325	$30,064

Current liabilities	$24,584	$23,611

Total assets	$26,026	$33,909
Total liabilities	24,639	23,803

Stockholders’ equity	$1,387	$10,106

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
(in thousands)	(Unaudited)	(Unaudited)
Total revenue	$8,129	$11,989

Net loss	$(2,686)	$(1,987)

	For the	For the
	Nine Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2006
(in thousands)	(Unaudited)	(Unaudited)
Total revenue	$29,439	$39,052

Net income (loss)	$(8,719)	$59

(11)	Investment in Integrity Mutual Funds, Inc.
     The Company reported its investment in the common stock of Integrity Mutual Funds, Inc. (“Integrity”) at market value of $1,364,000 and $586,000 as of March 31, 2007 and June 30, 2006, respectively. The Company owned 11.62% and 10.7% of the common stock of Integrity as of March 31, 2007 and June 30, 2006, respectively, and accounts for this investment as a non-current asset.
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
     The Company reported the investments in the Preferred Shares and the Promissory Note on a cost basis as non-current assets.
     The following table summarizes the investment in Integrity as of March 31, 2007 and June 30, 2006:

	As of March 31, 2007		As of June 31, 2006
(in thousands)	Cost	Market Value	Cost	Market Value
Common Stock	$734	$1,364	$645	$586
Preferred Stock	1,525	1,525	—	—
Promissory Note	950	950	—	—

Total Investment in Integrity	$2,509	$3,839	$645	$586

     Mr. Jeffrey A. Cummer, an officer and director of the Company has served as a director of Integrity since June 2006 and as its Chairman of the Board since March 2007. SMH Capital Advisors, Inc., a related party, provides investment advisory services to Integrity and employs Mr. Cummer and Dwayne A. Moyers as officers. For the three and nine month periods ended March 31, 2007, SMH was paid investment advisory fees of $155,000 and $395,000, respectively.
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

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Operating segment data for the three months ended March 31, 2007 and 2006 is set forth below (in thousands):

		Investment,
	Pawn	Management and
Three Months Ended March 31, 2007	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$3,278	$—	$3,278
Pawn service charges and related fee income	1,526	—	1,526
Other income	3	—	3

Total revenues	4,807	—	4,807

Expenses:
Cost of sales	2,508	—	2,508
Store operating expenses	1,675	(56)	1,619
Corporate administrative expenses	600	182	782
Depreciation and amortization	66	15	81

Operating loss	(42)	(141)	(183)

Interest and dividend income	39	190	229
Interest expense	(44)	(535)	(579)
Gain on change of futures contracts value	2		2
Gain on sale of marketable investments	—	—	—
Loss from American IronHorse	—	(476)	(476)

Loss before taxes and impairment loss	$(45)	$(962)	$(1,007)

Total Assets	$13,454	$12,764	$26,218

		Investment,
	Pawn	Management and
Three Months Ended March 31, 2006	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$3,664	$—	$3,664
Pawn service charges and related fee income	1,499	—	1,499

Total revenues	5,163		5,163

Expenses:
Cost of sales	2,431	—	2,431
Store operating expenses	1,618	(27)	1,591
Corporate administrative expenses	513	229	742
Depreciation and amortization	83	10	93

Operating loss	518	(212)	306

Interest and dividend income	4	196	200
Interest expense	(30)	(490)	(520)
Loss on change of futures contracts value	(463)		(463)
Gain on sale of marketable investments	—	38	38

Loss before taxes	$29	$(468)	$(439)

Total Assets	$11,759	$21,043	$32,802

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12)	Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Nine Months Ended March 31, 2007	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$10,496	$—	$10,496
Pawn service charges and related fee income	4,721	—	4,721
Other	25		25

Total revenues	15,242	—	15,242

Expenses:
Cost of sales	8,035	—	8,035
Store operating expenses	4,902	(169)	4,733
Corporate administrative expenses	1,694	590	2,284
Depreciation and amortization	204	44	248

Operating income (loss)	407	(465)	(58)

Interest and dividend income	58	654	712
Interest expense	(211)	(1,614)	(1,825)
Loss on change of futures contracts value	19	—	19
Gain on sale of marketable investments	—	150	150
Loss from American IronHorse	—	(1,544)	(1,544)

Income (loss) before taxes, impairment loss and cumulative effect of change in accounting principle	$273	$(2,819)	$(2,546)

Total Assets	$13,454	$12,764	$26,218

XPONENTIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12)	Operating Segment Information (continued)

		Investment,
	Pawn	Management and
Nine Months Ended March 31, 2006	Lending	Advisory Services	Consolidated
Revenues:
Merchandise sales	$11,513	$—	$11,513
Pawn service charges and related fee income	4,634	—	4,634
Other	30		30

Total revenues	16,177	—	16,177

Expenses:
Cost of sales	8,271	—	8,271
Store operating expenses	4,693	(27)	4,666
Corporate administrative expenses	1,459	683	2,142
Depreciation and amortization	276	15	291

Operating income (loss)	1,478	(671)	807

Interest and dividend income	6	472	478
Interest expense	(133)	(1,155)	(1,288)
Loss on change of futures contracts value	(936)	—	(936)
Gain on sale of marketable investments	—	219	219

Income (loss) before taxes	$415	$(1,135)	$(720)

Total Assets	$11,759	$21,043	$32,802

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
     The Company has invested in common stock of American IronHorse Motorcycle Company, Inc. (“American IronHorse”), a Texas corporation that manufactures specialty motorcycles. At March 31, 2007 the Company and its wholly-owned subsidiary, Xponential Advisors, Inc., collectively owned 988,659 shares, or 17.69%, of the outstanding common stock of American IronHorse (which would be reduced to 15.2% assuming conversion and exercise of all outstanding convertible securities). The Company also owns warrants to purchase an additional 100,000 shares at $ 15.00 per share and warrants to purchase an additional 90,000 shares at $ 10.00 per share. In addition, on April 3, 2006 the Company made a loan to American IronHorse in the amount of $900,000 primarily to enable American IronHorse to redeem approximately $799,000 of its 12% subordinated notes due March 31, 2006.
     In December 2006 American IronHorse defaulted on the payment of $1,535,000 of notes payable. In January 2007 American IronHorse defaulted on its senior credit facility. During the course of the Company’s strategic review of its investment in the common stock of American IronHorse, the Company recorded a charge of $832,000 and $4,056,000 during the three and nine month periods ending March 31, 2007 due to the impairment of value. The investment in common stock of American IronHorse was written down to fair value which was determined on the basis of discounted cash values confirmed by an independent appraisal and based on independent valuations performed subsequent to the appraisal by potential investment sources.
     At March 31, 2007 directors and officers of the Company, directly and through affiliates, collectively owned an additional 379,395 shares (exclusive of warrants to purchase 73,704 shares and options to purchase 39,166 shares of common stock of American IronHorse), or 6.79%, of the outstanding common stock of American IronHorse (which would be reduced to 6.35% assuming conversion and exercise of all outstanding convertible securities). These include shares and convertible securities owned by Carroll Dawson, Dwayne Moyers, Hulen Capital Partners, Inc. and Sanders Morris Harris Group Inc. Mr. Moyers is also interim Chief Executive Officer and Chairman of the Board of American IronHorse. In December 2006, Robert Schleizer was appointed as Chief Financial Officer of American IronHorse. Mr. Schleizer, an officer and director of the Company, and James Richards, a director of the Company, were elected as directors of American IronHorse in July 2006.
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
     On May 23, 2006 the Company completed a cash tender offer for the purchase of up to 3,000,000 shares of common stock of Integrity Mutual Funds, Inc. (“Integrity”), in which the Company purchased 1,323,642 shares, representing approximately 9.76% of the outstanding shares of common stock of Integrity. Prior to the commencement of the offering, the Company beneficially owned 140,000 shares, or 1.033% of the outstanding common stock of Integrity. As of March 31, 2007 the Company beneficially owned 1,663,642 shares, or 11.62%, of the outstanding common stock of Integrity. In addition, Dr. J. Robert Collins, a director of the Company, beneficially owns 1,000 shares, or 0.007%, and Dwayne A. Moyers, a director of the Company, beneficially owns 47,500 shares, or 0.33% of the outstanding common stock of Integrity, which shares were acquired prior to the offering. The Company may continue to increase its investment in Integrity in the future pending approval by the Board of Directors.
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
     Selected elements of the Company’s unaudited statements of operations are shown below for the three months ended March 31, 2007 and March 31, 2006 as a percentage of total revenues. The following table, as well as the discussion following, should be read in conjunction with the Company’s financial statements and notes thereto and other financial data included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Merchandise sales	68.2%	71.0%	68.9%	71.2%
Pawn service charges and related fee income	31.7	29.0	31.0	28.6
Other income	0.1	—	0.1	0.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	52.2	47.1	52.7	51.1
Store operating expenses	33.7	30.8	31.1	28.9
Corporate administrative expenses	16.2	14.4	15.0	13.2
Depreciation and amortization	1.7	1.8	1.6	1.8

Operating income (loss)	(3.8)	5.9	(0.4)	5.0
Interest and dividend income	4.8	3.9	4.7	3.0
Interest expense	(12.1)	(10.1)	(12.0)	(8.0)
Gain (loss) on futures contracts	0.0	(9.0)	0.1	(5.8)
Gain (loss) on sale of marketable securities	0.0	0.8	1.0	1.4
Loss from American IronHorse	(9.9)	—	(10.1)	—

Loss before income taxes, impairment loss and cumulative effect of change in accounting principle	(21.0)	(8.5)	(16.7)	(4.4)

Income tax expense	—	1.3	—	0.1

Loss before impairment loss and cumulative effect of change in accounting principle	(21.0)%	(9.8)%	(16.7)%	(4.5)%

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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Total revenues decreased 6.9% to $4,807,000 during the three months ended March 31, 2007 (the “Three Month 2007 Period”) as compared to $5,163,000 during the three months ended March 31, 2006 (the “Three Month 2006 Period”). The overall decrease was attributable primarily to decreases in jewelry refining sales and general merchandise sales. Stores that remained open for the full twelve months or more as of March 31, 2007 (the “Comparable Stores”) experienced a net decrease in revenues of $370,000 or 7.3%.
     Merchandise sales decreased 10.5% to $3,278,000 during the Three Month 2007 Period from $3,664,000 during the Three Month 2006 Period. The decrease in sales is primarily due to decreased jewelry refining sales and due to reduced jewelry sales in the stores. The Company continued its planned reduction of excess jewelry during the Three Month 2007 Period. Jewelry refining sales totaled $939,000 for the Three Month 2007 Period, compared to $1,067,000 for the Three Month 2006 Period, a decrease of $128,000 or 12.0% due to the Company having reduced levels of gold jewelry during the Three Month 2007 Period compared to the Three Month 2006 Period. The Company refines or melts down excess gold jewelry inventory into gold bullion and sells the gold bullion at market prices when conditions are favorable. Sales in Comparable Stores for the Three Month 2007 Period decreased $392,000, or 10.8%.

     In June 2006 management decided to close out and eliminate its exposure on futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008.
     Pawn service charges and other income were $1,529,000 during the Three Month 2007 Period compared to $1,499,000 during the Three Month 2006 Period, a 2.0% increase due primarily to increased loan renewals..
     Gross profit decreased 15.8% to $2,299,000 during the Three Month 2007 Period from $2,732,000 during the Three Month 2006 Period primarily due to decreased gross profit on jewelry refining sales from the comparable prior year period. Gross profit on jewelry refining sales decreased due to the jewelry refined during the Three Month 2007 Period consisting of a greater proportion of gold jewelry with small diamonds and other stones which yielded a lower gross margin than the jewelry refined during the Three Month 2006 Period, which consisted primarily of plain gold jewelry. The diamonds and other stones recovered through the refining process were liquidated through wholesale buyers which resulted in low or negative gross profit margins. Gross profit on jewelry refining sales was 6.5% for the Three Month 2007 Period compared to 45.4% during the Three Month 2006 Period. Gross profit for Comparable Stores decreased $18,000 or 0.8% for the Three Month 2007 Period as compared to the Three Month 2006 Period. Gross profit as a percentage of total revenues decreased to 47.8% during the Three Month 2007 Period as compared to 52.9% during the Three Month 2006 Period due to the decrease in gross profit on merchandise sales during the Three Month 2007 Period compared to the Three Month 2006 Period. The following table summarizes the profit realized from merchandise sold and jewelry refining sales and the effect on gross profit:

	For the Three Months Ended
	March 31, 2007			March 31, 2006
		Jewelry			Jewelry
(In thousands)	Merchandise	Refining	Total	Merchandise	Refining	Total
Sales	$2,339	$939	$3,278	$2,597	$1,067	$3,664
Pawn Service Charges and Other Income	—	—	1,529	—	—	1,499

Total Revenue	2,339	939	4,807	2,597	1,067	5,163

Cost of Sales	1,630	878	2,508	1,848	583	2,431

Gross Profit	$709	$61	$2,299	$749	$484	$2,732

Profit Margin	30.3%	6.5%	47.8%	28.8%	45.4%	52.9%

     Store operating expenses increased to $1,619,000 for the Three Month 2007 Period from $1,591,000 during the Three Month 2006 Period, or 1.8%, primarily due to increased advertising and insurance expenses. On a Comparable Store basis, store operating expenses were 33.2% of total revenues during the Three Month 2007 Period compared to 30.4% of total revenues during the Three Month 2006 Period, primarily due to reduced merchandise sales during the Three Month 2007 Period.
     Corporate administrative expenses increased 5.4% to $782,000 during the Three Month 2007 Period from $742,000 during the Three Month 2006 Period primarily due to increased personnel expenses including bonuses pursuant to employee contracts. Corporate administrative expenses increased to 16.2% of total revenues during the Three Month 2007 Period as compared to 14.4% during the Three Month 2006 Period due to lower revenues during the Three Month 2007 Period compared to the Three Month 2006 Period.
     Interest expense increased $59,000 to $579,000 from $520,000 during the Three Month 2007 Period as compared to the Three Month 2006 Period primarily due to interest paid on the Convertible Notes and due to increased borrowings under the Company’s Credit Facility.
     Interest and dividend income increased to $229,000 for the Three Month 2007 Period compared to $200,000 for the Three Month 2006 Period due primarily to the return on investment of proceeds from the issuance of the Convertible Notes.
     The Company also recorded an unrealized gain of $2,000 on gold futures contracts during the Three Month 2007 Period compared to a loss of $463,000 for the Three Month 2006 Period. The Company recorded no gain on the sale of securities in the Three Month 2007 Period compared to $38,000 in the Three Month 2006 Period.

     The Company reported a $476,000 loss from American IronHorse for the Three Month 2007 Period. The Company also reported an $832,000 impairment loss for the Three Month 2007 Period. The Company changed its method of accounting to the equity method for its investment in American IronHorse effective July 2006 due to the significant influence it has over American IronHorse’s operations.
     The Company recognized income tax expense of $2,000 and $68,000 during the Three Month 2007 Period and Three Month 2006 Period, respectively.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
     Total revenues decreased 5.8% to $15,242,000 during the nine months ended March 31, 2007 (the “Nine Month 2007 Period”) as compared to $16,177,000 during the nine months ended March 31, 2006 (the “Nine Month 2006 Period”). The overall decrease was attributable primarily to decreases in merchandise and jewelry refining sales. Stores that remained open for the full twelve months or more as of March 31, 2007 (the “Comparable Stores”) experienced a net decrease in revenues of $927,000, or 5.8%.
     Merchandise sales decreased 8.8% to $10,496,000 during the Nine Month 2007 Period compared to $11,513,000 during the Nine Month 2006 Period. The decrease in sales is primarily due to increased retail prices on merchandise to improve gross margins. Jewelry refining sales totaled $2,869,000 for the Nine Month 2007 Period compared to $3,318,000 for the Nine Month 2006 Period, a 13.5% decrease. The Company refines or melts down excess gold jewelry inventory into gold bullion and sells the gold bullion at market prices when conditions are favorable. Sales in Comparable Stores for the Nine Month 2007 Period decreased $1,026,000, or 9.0%.
     In June 2006 management determined to close out and eliminate its exposure on futures contracts while it started liquidating excess gold jewelry inventory. The Company purchased a total of sixty contracts expiring in June 2007 and December 2007 to offset sixty contracts previously sold which expire in December 2008.
     Pawn service charges and other income were $4,746,000 during the Nine Month 2007 Period compared to $4,664,000 during the Nine Month 2006 Period, an increase of 1.8% due primarily to increased loan renewals.
     Gross profit decreased 8.8% to $7,207,000 during the Nine Month 2007 Period from $7,906,000 during the Nine Month 2006 Period primarily due to decreased gross profit on jewelry refining sales. Gross profit on jewelry refining sales decreased due to the jewelry refined during the Nine Month 2007 Period consisting of a greater proportion of gold jewelry with small diamonds which yielded a lower gross margin than the jewelry refined during the Nine Month 2006 Period, which consisted of more plain gold jewelry. The diamonds recovered through the refining process were liquidated through wholesale buyers which resulted in low or negative gross profit margins. Gross profit on jewelry refining sales was 12.7% for the Nine Month 2007 Period compared to 33.5% during the Nine Month 2006 Period. Gross profit for Comparable Stores decreased $686,000 for the Nine Month 2007 Period as compared to the Nine Month 2006 Period. Gross profit as a percentage of total revenues was 47.3% during the Nine Month 2007 Period and 48.9% during the Nine Month 2006 Period. The increase in gross profit on merchandise sales during the Nine Month 2007 Period was offset by lower gross profit on jewelry refining sales. The following table summarizes the profit realized from merchandise sold and jewelry refining sales and the effect on gross profit:

	For the Nine Months Ended
	March 31, 2007			March 31, 2006
		Jewelry			Jewelry
(In thousands)	Merchandise	Refining	Total	Merchandise	Refining	Total
Sales	$7,627	$2,869	$10,496	$8,195	$3,318	$11.513
Pawn Service Charges and Other Income	—	—	4,746	—	—	4,664

Total Revenue	7,627	2,869	15,242	8,195	3,318	16,177

Cost of Sales	5,529	2,506	8.035	6,063	2,208	8,271

Gross Profit	$2,098	$363	$7,207	$2,132	$1,110	$7,906

Profit Margin	27.5%	12.7%	47.3%	26.0%	33.5%	48.9%

     Store operating expenses increased to $4,733,000 for the Nine Month 2007 Period from $4,666,000 during the Nine Month 2006 Period, a 1.4% increase, primarily due to increased personnel expenses. On a Comparable Store basis, store operating expenses were 30.6% of total revenues during the Nine Month 2007 Period compared to 28.6% of total revenues during the Nine Month 2006 Period.
     Corporate administrative expenses increased 6.6% to $2,284,000 during the Nine Month 2007 Period from $2,142,000 during the Nine Month 2006 Period primarily due to increased personnel expenses. Corporate administrative expenses increased to 15.0% of total revenues during the Nine Month 2007 Period as compared to 13.2% of total revenues during the Nine Month 2006 Period due to higher personnel expenses and due to reduced revenues during the Nine Month 2007 Period compared to the Nine Month 2006 Period.
     Interest expense increased $537,000 to $1,825,000 from $1,288,000 during the Nine Month 2007 Period as compared to the Nine Month 2006 Period primarily due to interest paid on the Convertible Notes and due to increased borrowings under the Company’s Credit Facility.
     Interest and dividend income increased to $712,000 for the Nine Month 2007 Period compared to $478,000 for the Nine Month 2006 Period due primarily to the return on investment of proceeds from the issuance of the Convertible Notes.
     The Company also recorded an unrealized gain of $19,000 on gold futures contracts during the Nine Month 2007 Period compared to a loss of $936,000 for the Nine Month 2006 Period. The Company recorded a gain of $150,000 on the sale of securities in the Nine Month 2007 Period compared to $219,000 in the Nine Month 2006 Period.
     The Company reported a $1,544,000 loss from American IronHorse for the Nine Month 2007 Period. The Company also reported a $4,056,000 impairment loss for the Nine Month 2007 Period. The Company changed its method of accounting to the equity method for its investment in American IronHorse effective July 2006 due to the significant influence it has over American IronHorse’s operations.
     The Company recognized income tax expense of $2,000 and $14,000 during the Nine Month 2007 Period and Nine Month 2006 Period, respectively, as a result of the utilization of net operating loss carryforwards not previously recognized upon the emergence from bankruptcy. The expense is offset with a corresponding increase (decrease) to paid in capital and, therefore, has no effect on the Company’s cash flows.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s operations and growth have been financed with working capital, bank borrowings, proceeds from the sale of Convertible Notes and funds generated from operations.
     The Company’s current credit facility with a finance company in the amount of $4,500,000 matures on June 17, 2007 and bears interest at the prevailing prime rate plus 2.0% (the “Credit Facility”). Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain technical covenants. The Company was in compliance with the requirements and covenants as of March 31, 2007. During the Nine Month 2007 Period the Company paid fees associated with the Credit Facility totaling $15,000.
     As of March 31, 2007 the Company’s sources of liquidity were $403,000 in cash and cash equivalents, $6,377,000 in marketable securities, $509,000 in trade accounts receivable, $6,377,000 in pawn service charges receivable, $429,000 in interest receivable, $3,901,000 in pawn loan receivables and $4,470,000 in inventories. The Company had borrowed $209,000 under the Credit Facility as of March 31, 2007 and had $3,148,000 available to borrow under the Credit Facility. .
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
     The Series A Preferred Stock is redeemable at the rate of 100,000 shares per annum, beginning April 30, 2005, and continuing on each anniversary date thereafter until April 30, 2010, when the Company is required to redeem the balance of the Series A Preferred Stock then outstanding. The redemption price is $5.00 per share, subject to anti-dilution adjustments. On April 30, 2005 the Company redeemed a total of 100,004 shares of Series A Preferred Stock for $500,020, on April 30, 2006 the Company redeemed a total of 100,002 shares of Series A Preferred Stock for $500,010, and on April 30, 2007 the Company redeemed a total of 99,995 shares of Series A Preferred Stock for $499,975.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     An annual meeting of the stockholders of the Company was held on January 18, 2007. At that meeting the following matters were submitted to a vote of the stockholders:
     The holders of shares of Common Stock are entitled to elect three members of the Board of Directors of the Company. Management’s three Common Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 1,758,689 shares of Common Stock present in person or presented by proxy at the meeting, the number of shares of Common Stock voted for, and the number of shares of Common Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Common Stock nominees:

	Shares Voted	Shares as to Which Voting
Name	For Election	Authority Withheld
Carroll Dawson	1,743,349	15,340
James R. Richards	1,744,143	14,546
Robert W. Schleizer	1,744,743	13,943
     The holders of shares of Series B Preferred Stock are entitled to elect four members of the Board of Directors of the Company. Management’s four Series B Preferred Stock nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 404,820 shares of Series B Preferred Stock present in person or presented by proxy at the meeting, the number of shares of Series B Preferred Stock voted for, and the number of shares of Series B Preferred Stock as to which authority to vote in the election was withheld, were as follows with respect to each of the Series B Preferred Stock nominees:

	Shares Voted	Shares as to Which Voting
Name	For Election	Authority Withheld
J. Robert Collins	396,732	8,088
Jeffrey A. Cummer	396,732	8,088
Dwayne A. Moyers	402,124	2,696
John H. Wilson	396,732	8,088
     A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended June 30, 2007 was approved. Of the 1,758,689 shares of Common Stock and 404,820 shares of Series B Preferred Stock (with each such share being entitled to 3.44 votes) present or represented by proxy at the meeting voting together as a single class, 3,134,266 shares were voted for the proposal, 8,750 shares were voted against the proposal, and 8,253 shares abstained from voting with respect to the proposal.
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

XPONENTIAL, INC. (Registrant)
May 19, 2007	By:	/s/ Robert W. Schleizer
Robert W. Schleizer, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002